Form 10KSB
period 2000-12-31
INDUSTRIALEX MANUFACTURING CORP
filed 2001-05-21
CIK 1114627

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000

[ ] Transitional report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to ________

Commission file number  333-43732

                        Industrialex Manufacturing Corp.
                 (Name of Small Business Issuer in Its Charter)

          Colorado                                            84-1454260
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                             Identification No.)

       63-A South Pratt Parkway
             Longmont, CO                                        80501
(Address of Principal Executive Offices)                       (Zip Code)

                                  303-651-6672
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

        Title of Each Class                            Name of Each Exchange
        -------------------                            On Which Registered
                                                       ---------------------

----------------------------------                -----------------------------

----------------------------------                -----------------------------


Securities registered under Section 12(g) of the Exchange Act:

 ------------------------------------------------------------------------------
                                (Title of Class)

 ------------------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes     No  X
                                                              ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for the year ended December 31, 2000 were $3,681,521.

The aggregate market value of the voting common stock held by non-affiliates on April 20, 2001 was $2,199,820.

The number of shares of the issuer's Common Stock outstanding on April 20, 2001 was 9,554,882.

Transitional Small Business Disclosure Format (check one):  Yes     ; No  X
                                                                ---      ---


                       DOCUMENTS INCORPORATED BY REFERENCE

Certain Exhibits to this Annual Report on Form 10-KSB have been incorporated by reference. See Index to Exhibits on Page 26.

                     INDUSTRIALEX MANUFACTURING CORPORATION

                          ANNUAL REPORT ON FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS


Item                                                                                        Page
Number                                                                                      Number
------                                                                                      ------
                                     PART I

1        Description of Business.............................................................4
2        Description of Property............................................................12
3        Legal Proceedings..................................................................13
4        Submission of Matters to a Vote of Security Holders................................13

                                     PART II

5        Market for Common Equity and Related Stockholder Matters...........................13
6        Management's Discussion and Analysis of Financial Condition and
                       Results of Operations................................................15
7        Financial Statements...............................................................20
8        Changes In and Disagreements with Accountants on Accounting and
                       Financial Disclosure.................................................20

                                     PART III

9        Directors, Executive Officers, Promoters and Control Persons:
                           Compliance with Section 16(a) of the Exchange Act................21
10       Executive Compensation.............................................................22
11       Security Ownership of Certain Beneficial Owners and Management.....................23
12       Certain Relationships and Related Transactions.....................................25
13       Exhibits and Reports on Form 8-K...................................................26
              Signatures....................................................................28

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

         We have made certain forward-looking statements in this document and in the documents referred to in this document, which are subject to risks and uncertainties. These statements are based on the beliefs and assumptions of management and on the information currently available to such management. Forward-looking statements include information concerning possible or assumed future results of Industrialex. These statements may be preceded by, followed by, or otherwise include the words "believes," "expects," "anticipates," "intends," "plans," "estimates" or similar expressions.

The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. The future results and stockholder values of Industrialex may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. Investors are cautioned not to put undue reliance on any forward-looking statements. Except for our ongoing obligations to disclose material information as required by the federal securities law, we do not have any intention or obligation to update forward-looking statements after the date of this Annual Report on Form 10-KSB, even if new information, future events or other circumstances have made them incorrect or misleading.

You should understand that various factors, in addition to those discussed elsewhere in this document and in the documents referred to in this document, could affect the future results of the Company and could cause results to differ materially from those expressed in such forward-looking statements.


                                     PART I

Item 1.  Description of Business.

         Industrialex is a provider of protective coating services to a broad range of companies in the manufacturing industry. Our services include the application of chemical adhesions, conformal coating, shielding, powder coating, liquid painting and screen printing, to four categories of general products: metal, plastic, glass and printed circuit board assemblies. These various adhesion processes provide many benefits including enhanced general aesthetics and protection from hostile environments, corrosion and electrostatic discharge. The markets we serve include high technology, medical, aerospace, defense, consumer electronics, data storage, semiconductor, transportation and general manufactured goods.

RECENT DEVELOPMENTS

         The Company's registration on Form SB-2 (SEC File No. 333-43732) covering its IPO of 2,666,667 Units at $0.75 was declared effective on February 9, 2001. Each unit consisted of one share of common stock, $.01 par value, and one common stock purchase warrant. Each purchase warrant entitles the holder to purchase one share of common stock for two years from the close of the IPO at a price of $1.00 in the first year and $1.25 in the second year.

Thomson Kernaghan & Co. Limited acted as the Company's agent to sell 2,000,000 units in Canada only. Industrialex sold 332,882 units in this IPO directly to investors in the United States at a price of $0.75 per unit. Thomson Kernaghan & Co. Limited is not licensed to sell securities in the United States and was not involved in the sale of the units in the United States.

In March, 2000 the Company commenced a private placement of 2,357,000 special warrants at $0.50 to officers and friends of the Company. In conjunction with the Company's initial public offering (the "IPO") in March, 2001, each special warrant was converted into one share of the Company's common stock at no additional cost.

OUR HISTORY

         Industrialex began operations in Longmont, Colorado, initially focusing on the provision of conformal coating applications, primarily using silicon, for printed circuit board assemblies. These services were subsequently expanded to provide potting and electro-magnetic interference/radio frequency interference shielding applications of printed circuit board assemblies. Electro-magnetic interference/radio frequency interference shieldings are designed to be conductive and maintain conductivity and to protect internal and external sources from the emissions of electromagnetic interference and radio frequency interference. In 1997, Industrialex expanded its conformal coating applications to include using urethane, acrylic and powder coating.

On April 4, 2000, Industrialex acquired Broomfield Industrial Painting, Inc. ("Broomfield"), located in Westminster, Colorado. Founded in 1983, Broomfield provides industrial finishing to metal products for the high technology, medical and aerospace industries, utilizing liquid painting and powder coating applications. As a result of this acquisition, our service offering expanded into liquid painting of metal and plastic products.

On May 1, 2000, Industrialex acquired Decorative & Coating Systems, Inc. (" Decorative"), located in Denver, Colorado. Founded in 1976, Decorative was the first company to provide powder coating services in the state of Colorado. As a result of this acquisition, our offering of powder coating applications for metal products was significantly enhanced.

On July 17, 2000, Industrialex acquired Screen Tech Graphics, Inc. (" Screen Tech"), located in Colorado Springs, Colorado. Founded in 1976, Screen Tech provides powder coating, liquid painting and screen printing services in southern Colorado. As a result of this acquisition, we expanded our services into the southern region of Colorado.

OVERVIEW OF OPERATIONS

         The specific coating services required by our customers will vary depending upon the nature of the product to be coated and the environment within which that product will be used. The following table demonstrates the specific application for each segment provided by Industrialex and each of its subsidiaries:

                        Metal and Plastic Products            Painted Circuit Board Assembly Products
                        --------------------------            ---------------------------------------
                     Screen Printing    Powder    Paint    Urethane     Potting    Silicon     Shielding
                     ---------------    ------    -----    --------     -------    -------     ---------
Industrialex                                                   X           X          X            X

Broomfield                                 X        X

Decorative                                 X        X

Screen Tech                 X              X        X


We currently operate out of four facilities, all located in Colorado. These facilities are equipped with a total of 15 coating chambers. Three of the facilities are located in northern Colorado and one facility is located in southern Colorado. These facilities range in size from 6,500 square feet to 16,000 square feet of production space. Currently, we employ 106 personnel. Each facility is managed by a general manager who oversees day-to-day operations.

Our operations must comply with federal, state and local environmental regulations on the storage, handling, discharge and disposal of chemicals and gases used in the manufacturing process. Industrialex holds permits from the Colorado State Air Pollution Control Division and various wastewater treatment entities. All of our facilities meet electro static discharge and United States Occupational Safety and Health Administration requirements and our personnel have been internally certified for operational procedures, quality standards, document control and safety.

Our current facilities have three chambers dedicated to conformal coating, seven chambers dedicated to powder coating and five chambers dedicated to liquid coating. This allows for reduction of cross contamination among different coating applications.

The general coating process for metal and plastic products at our facilities is as follows:

         1. Products are received at the facilities where they are prepared for placement into the specialized chemical washing equipment.

         2. After drying, critical areas that do not require coating are masked and the part is placed on specially designed fixtures for entry into a coating chamber.

         3. Custom designed spray guns apply the coating material to the surface of the part.

         4. Once the parts are coated, they are placed in a heating oven. Heat ensures proper adhesion of chemicals onto the surface of the part and promotes drying.

         5. In the final stage of the process, the masking is removed and coated parts are inspected for quality purposes. The inspected parts are packaged and shipped to the customer.

CONFORMAL COATING

         Conformal coating of printed circuit board assemblies functions as a dielectric insulator, providing a durable barrier against environmental contaminants and moisture over a wide temperature and humidity range. Conformal coating also acts as a shock and vibration absorber, thus protecting the final product from possible damage.

The process of conformal coating normally begins with masking of critical areas of the board. Circuit boards are carefully masked, leaving only the desired coating area exposed. Coatings are then applied either by spraying the board surface, brushing, or by dipping the boards directly into the coating material. Each process offers a system for precisely coating the boards to the exact specifications. Coating materials include acrylic, epoxy, urethane and silicone.

Acrylic is a clear, tough coating that protects printed circuit boards against moisture, corrosion, thermal shock and static discharge. It also protects and insulates electrical and electronic components and assemblies, including generators, motors, transformers, relays and solenoid coils.

Epoxy is a non-porous, water and chemical resistant material that contains a form of nylon material. It is normally black in color, is non-conductive and is therefore suitable for electrical insulation.

Urethane provides excellent dielectric properties. It is also used to protect parts from moisture and other harsh environmental elements.

Silicone is a clear, durable material that protects printed circuit boards from moisture, corrosion, thermal shock and static discharge. Silicone is flexible at temperatures ranging from -65C to +200C. Silicone dries within minutes and cures at room temperature in four to twelve hours. Silicone illumines under ultra violet light source, which makes it an ideal agent for quality control inspection.

ENCAPSULATION/POTTING

         The encapsulation, or potting, process involves submerging an assembly into resin, usually epoxy, and allowing the resin to harden. Encapsulation provides effective resistance and environmental protection against humidity, while acting as an insulator against shock and vibration. It also works effectively in maintaining the security of the printed circuit board assembly design by preventing third parties from accessing the printed circuit board assembly without destroying the encapsulated technology. Encapsulation/potting is used in a variety of electro-mechanical applications including automotive, ballasts, relays, mold making, high voltage power supplies, solenoids, batteries, switches, circuit breakers, transformers, medical equipment and other devices.

POWDER COATING

         Powder coating is an advanced method of applying a decorative and protective finish to a wide range of materials and products. The powder used is a mixture of finely ground particles of pigment and resin that are electrostatically charged and sprayed onto the parts to be coated. The parts are electrically grounded so that the charged powder particles projected at them adhere to the parts and are held there until melted and fused into a smooth coating in a curing oven. The result is a uniform, durable, high quality finish. Because of the unique process of powder coating, many problems and issues inherent in liquid coating are eliminated or minimized.

Powder coating contains no solvents and emits negligible, if any, polluting volatile organic compounds into the atmosphere. Exhaust air from the coating booth can be safely returned to the coating room, and less oven air is exhausted to the outside, making the powder coating process a safer and cleaner finishing alternative. In addition, since powder coating uses a dry powder, up to 98% of powder coating over-spray can be retrieved and reused with proper recycling units. The waste that results is negligible, and can be disposed of easily and economically with United States Environmental Protection Agency certified disposal facilities.

LIQUID COATING

         Liquid coating, or liquid painting, uses polyurethane, water-based, solvent-based and high-solid paints and conductive coatings. These environmentally compliant coating materials were developed in response to limitations recently placed on the emission of volatile organic compounds in certain areas of the United States. Volatile organic compounds are toxic gases that are harmful to the environment.

Even as the demand for powder coating increases, there exists a need for liquid coating. Certain cosmetic requirements can only be achieved through the application of liquid coating as well as the application of conductive coating on plastics requiring electro-magnetic interference/radio frequency interference. Most government and military specifications refer to liquid coating. Even though powder coating is superior to most liquid coating, industrial coating manufacturers have produced materials that stand up to highly abrasive chemicals and solvents, making them a continued desirable coating in many original equipment manufacturer product lines.

ELECTRO-MAGNETIC INTERFERENCE/RADIO FREQUENCY INTERFERENCE SHIELDING

         This process involves the application of conductive shielding materials. Through reflection and/or absorption, these materials effectively reduce electro-magnetic interference/radio frequency interference emitted by certain printed circuit board assembly based products used primarily in the telecommunications industry. We utilize several chemical materials that meet a wide range of specifications.

SCREEN PRINTING

         Our screen printing capability includes a computerized art department, darkrooms, in-house screen fabrication and die-cutting. These capacities allow us to manufacture custom labeling and to print directly onto customer-supplied substrates. Applications include polycarbonate overlays, foil labels, aluminum nameplates, decals, bumper stickers, panels and chassis.

All of our coating processes must comply with federal, state and local regulations that impose various environmental controls on the storage, handling, discharge and disposal of chemicals and gases. There can be no guarantee that new environmental laws will not be imposed which will have an adverse impact on our manufacturing process and ability to compete effectively.

THE COATING INDUSTRY

         The coating industry in the United States is divided into several major categories including product coating for original equipment manufacturers, architectural coating, special purpose coating and miscellaneous allied paint products. The segment of the market that applies to our business is the product coating market. All coatings that are designed for use by the original equipment manufacturers of industrial and consumer goods are called OEM product coatings.

Liquid and powder coating are frequently positioned as competitive products. However, each can serve both protective and decorative functions. They are applied to many types of manufactured goods, furniture, appliances, automotive parts and electronic components.

The requirements of our customers are generally met either through short-term purchase orders or long-term contracts. The short-term purchase orders are serviced in an efficient and cost effective manner because of our ability to perform on a short runs basis where providing 24 to 48 hour turnaround is essential. Industrialex's operating subsidiaries are set up with the facilities, tooling and processes that provide such turnaround. Long-term contracts are typically established with original equipment manufacturers where production runs are predictable and can be designed with production control systems.

MARKETING

         Our goal is to become a leading provider of a full spectrum of coating applications for the manufacturing industry. We plan to grow the business regionally in two phases. Phase One will be in the Colorado region and Phase Two will encompass all of North America. During Phase One, we will establish two facilities in the Colorado region. These facilities will integrate the operations of the acquired companies and will be replicated and rolled out throughout the subsequent phases. Management expects to begin Phase Two in 2002.

To accomplish these goals, our sales and marketing plans will focus on establishing two areas that management believes are lacking in today's protective coating services industry. One is the establishment of a brand and the other is the establishment of a standard. To achieve this, we will attempt to leverage relationships with customers to secure long-term contracts for our base business. We also plan to utilize the internet in establishing a direct line of communication and commerce with the original manufacturers. Such tools will be utilized to provide proposals and quotes directly to the customers.

Our base business has traditionally been established through long-term relationships and our reputation in the region. We plan to utilize a direct sales approach to grow its business by developing new customers and finding new opportunities. Currently, there is one full time sales person covering customers in the Colorado region. In order to develop new business, we plan to utilize additional sales personnel. Sales strategy will be based on developing key account relationships where Industrialex is involved at the very early part of the customers' product design so that coating specifications are established at the beginning of the product cycle. In the process of establishing such key accounts, we plan to establish high executive level relationships with the customers' management.

By utilizing a direct sales force and leveraging its operational efficiencies, combined with the creation of a strong brand identity program, management expects to establish long-term contracts with ongoing long-term revenue streams.

RESEARCH AND DEVELOPMENT

         Industrialex utilizes advanced technologies in two primary areas: the application of chemicals on products, and the utilization of advanced process equipment in its coating operations. Our longstanding relationships with the manufacturers of chemicals allow for access to the latest advancements in chemical materials. We do not expend any capital in research and development activities. We will work with customers who wish to experiment with the application of specific chemical materials on unique products, however, this type of research and development on new products is customer driven and is funded by the customer. Industrialex is working with its customers in experimenting with applying powder coating chemicals on glass, wood and different grade steel products. Effective utilization of these applications may create a growth opportunity in segments that can use such coatings.

Industrialex experiments with advanced equipment for use in its coating operations. Such equipment coupled with internally engineered fixtures and mechanization improves efficiency, reduction of chemical usage and overall cost effectiveness of its processes.

COMPETITION

         There are both competing technologies and competing companies in the protective coating services industry. Our strategy calls for being an effective consolidator in the industry. To be an effective consolidator, we must strive to be the first to identify and use new materials in chemicals and advanced application techniques.

We do not propose to engage in research and development or to incur expenses associated with new product development. Instead, we will focus on developing and strengthening our current competitive advantage, which is breadth of knowledge in the coating process. Because management believes we have better knowledge of the coating process than our competitors and can use that knowledge to generate economies of scale and shorter turn around times, Industrialex can compete with other companies on the basis of price and customer services. Our competition within the Colorado market consists of companies that compete in our business segment or that provide the same full complement of services.

PATENTS, TRADEMARKS AND COPYRIGHTS

         We rely solely on general trademark and copyright law to protect our products and have neither formally registered trademarks or copyrights nor obtained any patent protection for any products.

PERSONNEL

         At December 31, 2000 we employed approximately 106 full and part-time employees, 11 of which worked on a part-time basis and 95 of which worked on a full-time basis. Of these, 14 employees served in management and administration capacities, two employees served in sales and marketing capacities, 11 employees served in manufacturing management capacities and 79 employees served in production. None of our employees are subject to collective bargaining agreements. Management believes relations with employees are good.

ACQUISITIONS

         The following is a description of the acquisitions made by Industrialex during the past five fiscal years and during the period since the completion of the most recently completed fiscal year.

ACQUISITION OF BROOMFIELD INDUSTRIAL PAINTING INC.

         Under a stock purchase agreement dated March 22, 2000 between Industrialex, Mark S. Trawinski, Donald R. Lauer and Angela Bennet Lauer, Industrialex purchased all of the issued and outstanding shares of Broomfield.

The purchase price for the Broomfield shares was $925,000 comprised as follows:

(a) a closing payment of $425,000 delivered to the Broomfield stockholders at closing; and

(b) an aggregate of 500,000 special warrants, valued at $1.00 each, delivered to the Broomfield stockholders at closing, convertible into 500,000 shares at the IPO, for no additional consideration. Each Broomfield stockholder agreed, upon the IPO, to enter into a lock-up agreement, pursuant to which, each Broomfield stockholder agreed not to sell or transfer 70% of their Industrialex shares for a period of nine months following the IPO.

The acquisition of Broomfield closed on April 4, 2000.

ACQUISITION OF DECORATIVE & COATING SYSTEMS, INC.

         Under a stock purchase agreement dated May 1, 2000 between Decorative & Coating Systems, Inc., Joseph Triolo, Jr., Joseph Triolo, Sr., Gary Triolo and John Triolo and Industrialex, Industrialex purchased all the issued and outstanding shares of Decorative from the Decorative stockholders.

The purchase price for the Decorative shares was $1,200,000 paid as follows:

(a) A closing payment of $300,000 delivered to the Decorative stockholders at closing;

(b) a promissory note in the principal amount of $700,000 bearing interest at a rate of 12% per annum and originally due on or before October 1, 2000, but extended to be due December 31, 2001, delivered to the Decorative stockholders on closing; and

(c) an aggregate of 200,000 special warrants, valued at $1.00 each, delivered to the Decorative stockholders at closing, convertible into 200,000 shares at the IPO, for no additional consideration. Each Decorative stockholder agreed, upon the IPO, to enter into a lock-up agreement, pursuant to which, each Decorative stockholder agreed not to sell or transfer 70% of their Industrialex shares for a period of nine months following the IPO.

The acquisition of Decorative closed on May 1, 2000.

On April 17, 2001, the $700,000 note listed above was retired as follows:

         a)       $200,000 was paid in cash;

         b) $265,000 will be paid by delivery of 353,333 shares of the Company's common stock, subject to all necessary regulatory approval and;

         c) $235,000 will be paid by delivery of a promissory note, with principal and interest to be paid in 24 equal monthly installments beginning on May 17, 2001. The note bears interest at 8.0%.

ACQUISITION OF SCREEN TECH GRAPHICS, INC.

         Under a stock purchase agreement dated June 7, 2000 between Industrialex and Susan Elizabeth DiNapoli and Vincent DiNapoli, Industrialex purchased all of the issued and outstanding shares of Screen Tech from the Screen Tech stockholders.

The purchase price for the Screen Tech shares was $1,000,000, comprised as follows:

(a) a closing payment of $300,000 delivered to the Screen Tech stockholders at closing;

(b) a promissory note in the principal amount of $610,000, bearing interest at 12% per annum and due on or before December 31, 2000, delivered to the Screen Tech stockholders at closing; and

(c) an aggregate of 90,000 special warrants, valued at $1.00 each, delivered to the Screen Tech stockholders at closing, convertible into 90,000 shares at the IPO, for no additional consideration. Each Screen Tech stockholder agreed, upon the IPO, to enter into a lock-up agreement, pursuant to which, each Screen Tech stockholder agreed not to sell or transfer 90% of their Industrialex shares for a period of nine months following the IPO.

In addition to the Screen Tech purchase price, Industrialex will be obligated to issue and deliver to the Screen Tech stockholders an additional 300,000 Screen Tech Special Warrants or shares of common stock, if Screen Tech meets or exceeds the performance requirements that, for the 12 month period ended December 31, 2000, net sales revenue are equal to or greater than $1,750,000 and pre-tax profit exceeds 10% of net revenues.

The acquisition of Screen Tech closed on July 5, 2000.

On April 4, 2001, the $610,000 note listed above was retired as follows:

         a)       $350,000 was paid in cash;

         b) $160,000 will be paid by delivery of 213,333 shares of the Company's common stock, subject to all necessary regulatory approval and;

         c) $100,000 will be paid by delivery of a promissory note, with principal and interest to be paid in 18 equal monthly installments beginning on May 15, 2001. The note bears interest at 8.0%.

Item 2.  Description of Property.

         Our principal corporate office, along with our Longmont facility, is located in approximately 6,500 square feet of space in Longmont, CO under a lease that expires on May 1, 2001. We have signed an agreement to extend this lease on a month-to-month basis. For our operations, we also lease approximately; 7,500 square feet of space in Westminster, CO under a lease that expires on May 31, 2001, which we have agreed to extend on a month-to month basis; 10,000 square feet of space in Denver, CO under a lease that expires on January 31, 2002, and; 16,000 square feet of space in Colorado Springs, CO under a lease that expires on May 31, 2005.

We are considering consolidating the Longmont, Westminster and Denver facilities to a larger space to accommodate foreseeable needs and we believe that such space can be obtained on commercially reasonable terms.

Item 3.  Legal Proceedings.

         The Company is not a party to any legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         The Company's registration on Form SB-2 (SEC File No. 333-43732) covering its IPO of 2,666,667 Units at $0.75 was declared effective on February 9, 2001. Each unit consisted of one share of common stock, $.01 par value, and one common stock purchase warrant. Each purchase warrant entitles the holder to purchase one share of common stock for two years from the close of the IPO at a price of $1.00 in the first year and $1.25 in the second year. Thomson Kernaghan & Co. Limited acted as the Company's agent to sell 2,000,000 units in Canada only. Industrialex sold 332,882 units in this IPO directly to investors in the United States at a price of $0.75 per unit. Thomson Kernaghan & Co. Limited is not licensed to sell securities in the United States and was not involved in the sale of the units in the United States.

The proceeds to us from the sale of units in this IPO at the initial public offering price of $0.75 per unit was approximately $1,750,000.

We used these proceeds as follows:

Agents Commission                           $       150,000
Agents fees & expenses                              150,000
Accounting fees                                     242,000
Legal fees                                          133,000
Other fees & expenses                               100,000
Payments on acquisition debt                        550,000
Payment on line of credit                           200,000
Working capital                                     225,000
                                            ---------------
                                            $     1,750,000
                                            ===============



The Company's common stock is quoted on the Canadian Venture Exchange (the "CDNX") under the symbol "IXC.U." Additionally, the Company's common stock purchase warrants are also quoted on the CDNX under the symbol "IXC.WT.U." The following table sets forth, for the period indicated, the range of high and low closing sales prices per share of common stock, as reported on the CDNX.

2001

                                                                    High        Low
                                                                    ----        ---
First Quarter (March 21, 2001 through April 20, 2001)               $0.75       $0.30


No common stock purchase warrants have traded. At April 20, 2001 the last reported sale price of the common stock was $0.40, and the number of holders of record of the common stock was approximately 90. This does not include the number of persons whose stock is in nominee or "street name" accounts through brokers.

We have never declared or paid cash dividends on our common stock or other securities. We currently anticipate that we will retain all of our future earnings for use in the expansion and operation of our business and we do not anticipate paying any cash dividends in the foreseeable future.

The transfer agent for the Company's common stock and common stock purchase warrants is Computershare Trust Company of Canada, 510 Burrard Street, Vancouver, BC V6C-3B8.

RECENT SALES OF UNREGISTERED SECURITIES

During the period following the Company's incorporation through the date of this Annual Report on Form 10-KSB, the Company has issued the following shares:

                                                    NUMBER OF          PRICE PER             TOTAL
                                 DATE             ISSUED SHARES          SHARE          CONSIDERATION
                          ------------------   -------------------   --------------   ------------------
         Prior sales:       January 20, 2000    4,250,000(1)(3)       $     0.077       $     327,346
                          September 19, 2000      200,000(2)(3)       $     0.250       $      50,000


(1) The Company issued 4,250,000 shares to Ahmad Akrami in conjunction with the merger of Industrialex Manufacturing L.L.C. and Industrialex Manufacturing Corp. In January 2000, Mr. Akrami gifted 250,000 shares of common stock from his total ownership of 4,250,000 shares to certain of the Company's employees. In January 2001, Mr. Akrami agreed to cancel 500,000 shares of common stock from his total ownership of 4,000,000 shares of common stock.

(2) The Company issued 200,000 shares to Bolder Venture Partners L.L.C. ("BVP") upon the exercise of 200,000 warrants issued in consideration for assistance in acquisitions.

(3) The Company issued these shares in exempt transactions under Section 4(2) of the Securities Act of 1933 as no public offering was involved.

In January, 2000 the Company issued 400,000 warrants to BVP to acquire Company stock at $0.25 per share in consideration for assistance in acquisitions. The Company issued BVP an additional 560,000 warrants upon the completion of the Company's initial public offering in consideration for assistance in raising capital. In January 2001, BVP agreed to a reduction in the number of warrants granted pursuant to its consulting agreement from 960,000 to 865,000. The warrants became exercisable as follows: 375,000 at $0.25 per share in January, 2000, of which 200,000 shares were exercised in September, 2000; 315,000 at $1.00 per share as of May, 2000 and 175,000 at $0.75 upon the completion of the IPO.

In March, 2000 the Company commenced a private placement of 2,357,000 special warrants at $0.50 to officers and friends of the Company. In conjunction with the Company's IPO each special warrant was converted into one share of the Company's common stock at no additional cost.

During 2000, the Company granted 390,000 options to purchase shares of common stock to its employees and to its non-employee directors and a non-employee consultant under the terms of the Company's Stock Option Plan.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion should be read together with Industrialex's consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-KSB.

This information should be read in conjunction with the financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-KSB. Financial information for each of the two years in the period ended December 31, 2000 has been derived from the audited financial statements.


                                                                Year Ended December 31,
                                                                 2000             1999
                                                            -------------    -------------
Income statement information
     Revenues                                               $   3,681,521    $   1,113,685
     Cost of sales                                              2,928,255          783,746
     Operating expenses                                         1,227,218          270,119
     Net income (loss)                                           (581,698)          59,088

Balance sheet information
     Total assets                                               4,433,700          454,154
     Total current liabilities                                  1,883,830           70,071
     Working capital (deficit)                                   (961,525)         226,719
     Equity                                                     1,878,576          343,380


RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000 COMPARED TO DECEMBER 31, 1999

         Revenues increased $2,568,000, or 231%, to $3,682,000 for the year ended December 31, 2000 from $1,114,000 for 1999. Industrialex acquired Broomfield, Decorative and Screen Tech in April, May and July of 2000, respectively. These acquisitions represented an increase in revenues of $2,978,000 during the period ended December 31, 2000. This increase was offset by a decrease in revenues at Industrialex, due primarily to the transfer of powder coating customers from Industrialex to Broomfield and Decorative. Redundant facilities at Industrialex were eliminated, subsequent to the acquisitions noted above, primarily in favor of the facilities at Broomfield and Decorative.

         Gross Profit increased $423,000, or 128%, to $753,000 for the year ended December 31, 2000 from $330,000 for 1999. As a percentage of sales, gross profit decreased to 20.5% in 2000, from 29.6% in 1999. The acquisitions of Broomfield, Decorative and Screen Tech, noted above contributed gross margins of 27.0%, 19.0% and 22.3%, respectively, whereas Industrialex's gross margin decreased to 13.9%. The decline at Industrialex is related to costs associated with the operation of the powder coating facility to ensure customer satisfaction as customers were transferred to Broomfield and Decorative. During this period, labor costs were above the normal range, as a percentage of sales.

         General and Administrative expenses increased $914,000, or 352%, to $1,174,000 for 2000 from $260,000 for 1999. The acquisition of Broomfield, Decorative and Screen Tech, noted above, increased G&A by approximately $464,000. The remaining increase is comprised primarily of; a) $116,000 in amortization of goodwill related to the acquisitions noted above; b) an increase in auditing and accounting fees of approximately $54,000 related to the preparation for and reviews and audits of Industrialex accounts for the years of 1997, 1998, 1999 and 2000; c) an increase in salary expense of approximately $175,000 due to the addition of two executive officers during May of 2000 to lead the expansion of the company and; d) an increase in salary expense of approximately $94,000 due to Industrialex LLC becoming a "C" corporation and payments recorded as member draws in 1999 recorded as salary expense in 2000.

         Selling and Marketing expenses increased $48,000, or 960%, to $53,000 for 2000 from $5,000 for 1999. This increase is due to primarily to the addition of a full time sales person during 2000 as well as the development of certain marketing materials and advertising programs for the Company.

         Net Loss for the year ended December 31, 2000 was $582,000 compared to net income of $59,000 for 1999. This is attributed to a decline in gross margin as noted above and the addition of certain executive officers to the management team to lead the growth of the company through customer-base growth, the acquisition of additional companies and the consolidation and improvement of facilities to realize economies of scale.

Liquidity and capital resources

         During the year ended December 31, 2000 we generated cash from operations in the amount of $31,000 compared to $162,000 for 1999. This is a result primarily of a net loss of $582,000 for 2000, compared to a net income of $59,000 for 1999, partially offset by a net increase in operating liabilities.

Cash used in investing activities totalled $1,161,000 for 2000 compared to $62,000 for 1999, due primarily to the acquisitions of Broomfield, Decorative and Screen Tech.

Cash generated by financing activities was $1,220,000 for 2000, compared to cash used in financing activities of $61,000 for 1999. We issued a total of $1,229,000 in common stock and common stock warrants and drew $381,000 on a line of credit to finance acquisitions and operations. We also paid $255,000 on notes payable and capital lease obligations and we loaned $130,000 to an officer of Industrialex.

We generated a net increase in cash and cash equivalents of approximately $90,000 for 2000, compared to approximately $39,000 in 1999.

Working capital deficit at December 31, 2000 was approximately $962,000 compared to working capital of approximately $227,000 at December 31, 1999. The decrease in working capital is due to 1) a net loss of approximately $582,000 for the year ended December 31, 2000; 2) notes payable associated with Industrialex's acquisition of Decorative and Screen Tech which added $667,000 to current liabilities and; 3) an increase in accounts payable of approximately $454,000 related to preparation for an initial public offering.

In March 2000, Industrialex undertook a private placement of 2,357,000 special warrants at $0.50 per special warrant. Each special warrant was converted into one share of common stock for no additional consideration upon the Company's IPO as described below.

The Company's registration on Form SB-2 (SEC File No. 333-43732) covering its IPO of 2,666,667 Units at $0.75 was declared effective on February 9, 2001. Each unit consisted of one share of common stock, $.01 par value, and one common stock purchase warrant. Each purchase warrant entitles the holder to purchase one share of common stock for two years from the close of the IPO at a price of $1.00 in the first year and $1.25 in the second year. Thomson Kernaghan & Co. Limited acted as the Company's agent to sell 2,000,000 units in Canada only. Industrialex sold 332,882 units in this IPO directly to investors in the United States at a price of $0.75 per unit. Thomson Kernaghan & Co. Limited is not licensed to sell securities in the United States and was not involved in the sale of the units in the United States.

The net proceeds to us from the sale of units in this IPO at the initial public offering price of $0.75 per unit, after deducting estimated expenses of approximately $475,000 and underwriting discounts and commissions and fees, were approximately $975,000.

We expect to use these net proceeds to reduce our acquisition debt, general corporate purposes, working capital and capital expenditures to fund our operations, including a facility and equipment to consolidate our northern Colorado operations into one location. We may find it necessary or advisable to use portions of the proceeds for other purposes.

Capital Resources

         During the year ended December 31, 2000, the Company incurred a net loss of approximately $582,000 and generated operating cash flows of approximately $31,000. During the first quarter of 2001, the Company incurred a net loss of approximately $227,000 and used cash of $348,000 in operations. The Company has a line of credit with a bank with a balance of approximately $246,000 at April 30, 2001 ($381,000 at December 31, 2000) that matures on May 27, 2001. In its operating plan the Company contemplates generating positive cash flows from operations commencing in the fourth quarter of 2001, largely through a reduction in payroll and payroll related costs. The Company began reducing payroll during the first quarter of 2001. The Company is working with the bank and management believes the line of credit will be extended upon its due date. The line of credit is also personally guaranteed by an officer and majority shareholder of the Company. The most significant components of the Company's cost structure are payroll, benefits and other related costs that vary largely with headcount. If the Company's current cash management activities do not alleviate the near-term liquidity issues, the Company has a contingency plan that can further reduce operating and overhead costs quickly so as to remain a going concern. The cost reductions included in the contingency plan could have an impact on the timing and ultimate amount of future revenues.

Industrialex's cash flow increased for the year ended December 31, 2000, over 1999, due primarily to $1,228,500 received from the private placement detailed above. This was offset by payments for acquisitions, net of cash acquired of approximately $1,092,000.

Cash and cash equivalents increased to approximately $130,000 at December 31, 2000 from approximately $40,000 at December 31, 1999, with the increase associated with approximately $1,228,000 received from the private placement that began in March 2000 to fund consolidation activities, offset by payments for acquisitions of Broomfield, Decorative and Screen Tech of approximately $1,092,000, net of cash acquired, costs related to preparation for this IPO and costs associated with the strengthening of the management team to accomplish consolidation activities.

Management anticipates that Industrialex will continue to invest significant resources in completing the roll-up of other industrial coating companies in 2001 and 2002 and may require additional funds to support the expansion and consolidation of these entities.

In the event that cash flow from operations, if any, together with the proceeds of any future financings, are insufficient to meet the expenditures for acquisition debt and facility expansion, Industrialex will be required to re-evaluate its planned expenditures and allocate its total resources in such manner as the board of directors and management deems to be in Industrialex's best interests.

Industrialex does not have any commitments for material capital expenditures for either the near or long term and none are presently contemplated over normal operating requirements. Industrialex intends to expend approximately $200,000 on equipment and facility enhancements to consolidate Longmont, Broomfield and Decorative facilities into a leased facility equipped with updated manufacturing lines. These expenditures are contemplated as part of Industrialex's consolidation of the industrial coating companies in Colorado.

Qualitative and quantitative disclosure about market risk

         The Company is exposed to certain financial market risks, the most predominant being fluctuations in interest rates on variable rate debt. Management monitors interest rate fluctuations as an integral part of the company's overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potential adverse effect of our results. The effect of interest rate fluctuations historically has been small relative to other factors affecting operating results, such as labor and occupancy costs. Less than 25% of the company's debt as of December 31, 2000, had variable rates. With every 25 basis point increase in interest rates, the company could be subject to additional interest expense of approximately $1,000 annually, depending on the timing of the rate changes and debt maturities. The Company has considered the use of hedging instruments to minimize interest rate fluctuation risk, but based on the debt structure described above, no hedging program has been deemed necessary for the Company at this time.

Seasonality and inflation

         The Company does not believe that seasonality affects its operations in a materially adverse manner. Management does not believe that inflation had a material effect on income during 2000. Increases in labor, materials or other operating costs could adversely affect the Company's operations. In the past, however, the company generally has been able to increase prices or modify its operating procedures to substantially offset increases in its operating costs.

RISK FACTORS

         The Company operates a growing business in a competitive market. There are a number of risks inherent to the Company's business. These are summarized as follows:

Our Business Model Is Based On Acquiring Existing Coating Companies and Consolidating, And We May Fail to Achieve the Benefits of Integrating Operations From Acquired Companies.

         Industrialex's success depends upon our ability to successfully integrate the operations of Industrialex, Broomfield, Decorative, Screen Tech and future acquisitions. There can be no assurance that past or future acquisitions will increase production capacity, provide for improved economies of scale, improve gross profit margins or reduce consolidated expenses as anticipated. In addition, there can be no assurance that we will create a common interface for the overall support of the several production lines, or that we will be able to market previously separate product lines. Acquisitions also require increased capacity through installation of new automated equipment. Failure to increase capacity could inhibit our ability to grow as planned.

The Loss of Key Personnel, Especially If Without Advance Notice, or the Inability to Hire or Retain Qualified Personnel, Could Have a Material Adverse Effect Upon Our Business, Financial Condition and Results of Operations.

         Our future success depends in significant part upon the continued service of certain key management personnel. Key personnel of Industrialex include Ahmad Akrami, Michael Scott Robidart, Joseph Triolo, Jr., Stephen King, Vincent DiNapoli and Mark Trawinski. Industrialex has entered into employment agreements with all key personnel. All of the agreements contain confidentiality provisions that are unrestricted as to time, and non-competition and non-solicitation provisions.

Competition for such personnel is particularly intense in the coating industry, and there can be no assurance that Industrialex can retain its key personnel or that it can attract, assimilate or retain other highly qualified personnel in the future.

We Rely On Sales to a Small Number of Customers, the Loss of Any One of Which Could Have an Adverse Impact On Revenues.

         We derive a substantial portion of our revenue from a limited number of customers, the loss of any one of which could adversely impact our operations. Our five largest customers represented 37% and 87% of total revenues for the years ended December 31, 2000 and 1999, respectively. These customers also represented 39% and 83% of total accounts receivable at December 31, 2000 and 1999, respectively. We anticipate that our operating results will continue to depend on sales to a relatively small number of customers. None of our current customers has any minimum purchase obligations, and they may stop placing orders with us at any time, regardless of any forecast they may have previously provided.

Competition Could Result In Reduced Market Share and Adversely Affect the Company's Price Levels and Profit Margins.

         The Company's products compete against those of other established companies, some of which have greater financial, marketing and other resources than those of the Company. These competitors may be able to institute and sustain price wars, or imitate the features of the Company's products, resulting in a reduction of the Company's share of the market and reduced price levels and profit margins.

Even With the Proceeds From Our Initial Public Offering, We May Not Have Sufficient Funds to Cover Expenses.

         There can be no assurance that cash flow from operations together with working capital and net proceeds from our initial public offering will be sufficient to fully fund the planned expansion of our operations. If necessary, we may seek additional funds through equity or debt financing.

There can be no assurance that additional financing will be available when needed or on terms acceptable to us. If adequate funds are not available, we may need to delay or cancel planned acquisitions or expansion of operations.

Amortization of Goodwill Could Adversely Affect Earnings In Future Years.

       As of December 31, 2000, approximately $2,619,000, or 59%, of Industrialex's total assets and 241% of Industrialex's stockholders' equity is represented by goodwill. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations accounted for under the purchase method. Industrialex amortizes goodwill on a straight-line method over a period of 15 years with the amount amortized in a particular period constituting a non-cash expense that reduces its net income. Amortization of goodwill resulting from certain past acquisitions, and additional goodwill recorded in future acquisitions may not be deductible for tax purposes. In addition, Industrialex is required to periodically evaluate the impairment of goodwill by reviewing the anticipated undiscounted future cash flows from the operations of the acquired companies and comparing such cash flows to the carrying value of the associated goodwill. If Industrialex determines that goodwill has become impaired in later years, earnings in such years will be significantly adversely affected.

New Environmental Laws Could Have an Adverse Impact On the Company's Manufacturing Processes.

       The Company is required to comply with federal, state and local regulations that impose various environmental controls on the storage, handling, discharge and disposal of chemicals and gases used in its manufacturing process. The Company has continuously complied with such regulations in the past, however, there can be no guarantee that new environmental laws will not be imposed which will have an adverse impact on the Company's manufacturing processes.

Item 7.  Financial Statements.

Independent Auditors' Report.....................................................F-1
Consolidated Balance Sheets - December 31, 2000 and 1999.........................F-2
Consolidated Statements of Operations - For the Years
         Ended December 31, 2000 and 1999........................................F-3
Consolidated Statements of Equity - For the Years
         Ended December 31, 2000 and 1999........................................F-4
Consolidated Statements of Cash Flows - For the Years
         Ended December 31, 2000 and 1999........................................F-5
Notes to Consolidated Financial Statements ......................................F-6

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         No items are reportable hereunder.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Industrialex Manufacturing Corp.
Longmont, Colorado

We have audited the accompanying consolidated balance sheets of Industrialex Manufacturing Corp. (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of operations, equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Industrialex Manufacturing Corp. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.





/s/ DELOITTE & TOUCHE LLP

Denver, Colorado
May 11, 2001

INDUSTRIALEX MANUFACTURING CORP.

CONSOLIDATED BALANCE SHEETS


                                                                                        December 31,
                                                                              ------------------------------
ASSETS                                                                            2000             1999
                                                                              -------------    -------------
CURRENT ASSETS:
  Cash and cash equivalents                                                   $     129,519    $      39,930
  Accounts receivable, net of allowance for doubtful accounts of
    $13,500 and $0                                                                  662,742          251,832
  Prepaids and other current assets                                                 130,044            5,028
                                                                              -------------    -------------
           Total current assets                                                     922,305          296,790

PROPERTY, PLANT AND EQUIPMENT, net                                                  361,814          137,685

OTHER ASSETS:
  Notes receivable from officers                                                    101,080           11,449
  Deferred initial public offering costs                                            421,621               --

  Goodwill,net                                                                    2,619,274               --
  Other                                                                               7,606            8,230
                                                                              -------------    -------------
           Other assets                                                           3,149,581           19,679
                                                                              -------------    -------------
TOTAL                                                                         $   4,433,700    $     454,154
                                                                              =============    =============

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
  Bank line of credit                                                         $     380,995    $          --
  Current portion of notes payable                                                  667,180               --
  Accounts payable                                                                  598,132           34,706
  Accrued liabilities                                                               226,646           26,602
  Current portion of capital lease obligations                                       10,877            8,763
                                                                              -------------    -------------
           Total current liabilities                                              1,883,830           70,071

NOTES PAYABLE, less current portion                                                 642,820               --

CAPITAL LEASE OBLIGATIONS, less current portion                                      28,474           40,703
COMMITMENTS AND CONTINGENCIES (Notes 3, 6, and 9)

EQUITY:
  Common stock, $.01 par value - 50,000,000 authorized, 4,450,000 issued
    and outstanding                                                                  44,500               --

  Additional paid-in capital                                                      2,457,374               --
  Accumulated deficit                                                              (581,698)              --
  Deferred compensation                                                             (41,600)              --
  Member's equity                                                                        --          343,380
                                                                              -------------    -------------
      Total equity                                                                1,878,576          343,380
                                                                              -------------    -------------

TOTAL LIABILITIES AND EQUITY                                                  $   4,433,700    $     454,154
                                                                              =============    =============

See notes to consolidated financial statements.

INDUSTRIALEX MANUFACTURING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  Years Ended
                                                  December 31,
                                         ------------------------------
                                              2000            1999
                                         -------------    -------------
SALES                                    $   3,681,521    $   1,113,685
COST OF SALES:
  Cost of sales                              2,928,255          758,787
  Asset impairment                                  --           24,959
                                         -------------    -------------
         Total cost of sales                 2,928,255          783,746
                                         -------------    -------------
         Gross profit                          753,266          329,939

OPERATING EXPENSES:
  General and administrative                 1,173,890          260,220
  Selling and marketing                         53,328            5,466
  Asset impairment                                  --            4,433
                                         -------------    -------------
        Total operating expenses             1,227,218          270,119
                                         -------------    -------------
INCOME (LOSS) FROM OPERATIONS                 (473,952)          59,820

OTHER INCOME (EXPENSE):
  Interest expense                            (123,443)          (3,554)
  Other, net                                    15,697            2,822
                                         -------------    -------------
        Total other expense                   (107,746)            (732)
                                         -------------    -------------
NET INCOME (LOSS)                        $    (581,698)   $      59,088
                                         =============    =============


EARNINGS (LOSS) PER SHARE -
  BASIC AND DILUTED                      $       (0.09)   $        0.01
                                         =============    =============
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING BASIC AND DILUTED       6,825,833        4,250,000
                                         =============    =============

See notes to consolidated financial statements.

INDUSTRIALEX MANUFACTURING CORP.

CONSOLIDATED STATEMENTS OF EQUITY


                                        Additional
                                       Common Stock
                                  -----------------------     Paid-In     Member's    Accumulated    Deferred
                                    Shares       Amount       Capital      Equity        Deficit    Compensation      Total
                                  ----------   ----------   ----------   ----------   -----------   ------------   -----------
BALANCE,
  JANUARY 1, 1999                         --   $       --   $       --   $  326,984    $       --    $       --    $   326,984

  Distributions                           --           --           --      (42,692)           --            --        (42,692)

  Net income                              --           --           --       59,088            --            --         59,088
                                  ----------   ----------   ----------   ----------    ----------    ----------    -----------
BALANCE,
  DECEMBER 31, 1999                       --           --           --      343,380            --            --        343,380

  Distributions                           --           --           --      (16,033)           --            --        (16,033)

  Merger with Industrialex
    Manufacturing Corp.            4,250,000       42,500      284,847     (327,347)           --            --             --

  Exercise of common
    stock warrants                   200,000        2,000       48,000           --            --            --         50,000

  Issuance of common stock
    warrants                              --           --    2,074,527           --            --            --      2,074,527

  Deferred employee stock
    compensation                          --           --       50,000           --            --       (50,000)            --
  Amortization of deferred
    employee stock compensation           --           --           --           --            --         8,400          8,400

  Net loss                                --           --           --           --      (581,698)           --       (581,698)
                                  ----------   ----------   ----------   ----------    ----------    ----------    -----------
BALANCE,
  DECEMBER 31, 2000                4,450,000   $   44,500   $2,457,374   $       --    $ (581,698)   $  (41,600)   $ 1,878,576
                                  ==========   ==========   ==========   ==========    ==========    ==========    ===========

INDUSTRIALEX MANUFACTURING CORP.


CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Years Ended
                                                                                             December 31,
                                                                                   ------------------------------
                                                                                        2000             1999
                                                                                   -------------    -------------
CASH FLOWS FROM OPERATING  ACTIVITIES:
  Net income (loss)                                                                $    (581,698)   $      59,088
  Adjustments to reconcile net income (loss) to net cash provided by operations:
    Depreciation and amortization                                                        193,638           29,856
    Asset impairment                                                                          --           29,392
    Allowance for doubtful accounts                                                       13,500               --
    Non-cash stock and deferred compensation                                              37,320               --
    Changes in operating assets and liabilities excluding
      affects of business acquisitions:
      Accounts receivable                                                                134,639           73,019
      Prepaids and other current assets                                                   37,973            2,104
      Other assets                                                                      (418,368)          (3,525)
      Bank overdrafts                                                                         --          (40,717)
      Accounts payable                                                                   454,024           14,883
      Accrued liabilities                                                                159,515           (2,295)
                                                                                   -------------    -------------
           Net cash provided by operating activities                                      30,543          161,805
                                                                                   -------------    -------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Payments for business acquisitions, net of cash acquired                            (1,091,684)              --
  Capital expenditures                                                                   (68,847)         (62,099)
                                                                                   -------------    -------------
           Net cash used in investing activities                                      (1,160,531)         (62,099)
                                                                                   -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock and common stock warrants                                   1,228,500               --
  Amounts collected from related parties under notes receivable                           11,449               --
  Amounts loaned to related parties under notes receivable                              (130,000)         (11,449)
  Net borrowings under bank line of credit                                               380,995               --
  Payments on notes payable                                                             (245,219)              --
  Distributions to member                                                                (16,033)         (42,692)
  Payments on capital lease obligations                                                  (10,115)          (6,484)
                                                                                   -------------    -------------
           Net cash provided by (used in) financing activities                         1,219,577          (60,625)
                                                                                   -------------    -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 89,589           39,081

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                              39,930              849
                                                                                   -------------    -------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                             $     129,519    $      39,930
                                                                                   =============    =============
SUPPLEMENTAL DISCLOSURE OF INFORMATION
  Cash paid for interest                                                           $     110,037    $       3,554
                                                                                   =============    =============


SUPPLEMENTAL DISCLOSURE OF NON-CASH CASH INVESTING
  AND FINANCING ACTIVITIES - See Notes 3 and 7.



See notes to consolidated financial statements.

INDUSTRIALEX MANUFACTURING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000 AND 1999



1.    ORGANIZATION

      The accompanying consolidated financial statements present the consolidated financial position and results of operations of Industrialex Manufacturing LLC ("LLC"), a limited liability company organized under the laws of the state of Colorado in 1994. Ahmad Akrami and The Rudder Group, LLC were the original members of the Company. In February 2000 LLC merged with Industrialex Manufacturing Corp. (the "Company") and the Company became the surviving entity. Because the Company and LLC are entities under common control, the financial statements of LLC represent the historical financial statements of the Company.

      The Company operates in one segment of the industrial coating industry and provides services to the manufacturing industry located along the front range of Colorado.

      As further discussed in Note 3, the Company acquired certain businesses during 2000. All references to the Company in these financial statements include all acquired subsidiaries.

      During the year ended December 31, 2000, the Company incurred a net loss of approximately $582,000 and generated operating cash flows of approximately $31,000. During the first quarter of 2001, the Company incurred a net loss of approximately $227,000 and used cash of $348,000 in operations. The Company has a line of credit with a bank with a balance of approximately $246,000 at April 30, 2001 ($381,000 at December 31, 2000)
      that matures on May 27, 2001. In its operating plan the Company contemplates generating positive cash flows from operations commencing in the fourth quarter of 2001, largely through a reduction in payroll and payroll related costs. The Company began reducing payroll during the first quarter of 2001. The Company is working with the bank and management believes the line of credit will be extended upon its due date. The line of credit is also personally guaranteed by an officer and majority shareholder of the Company. The most significant components of the Company's cost structure are payroll, benefits and other related costs that vary largely with headcount. If the Company's current cash management activities do not alleviate the near-term liquidity issues, the Company has a contingency plan that can further reduce operating and overhead costs quickly so as to remain a going concern. The cost reductions included in the contingency plan could have an impact on the timing and ultimate amount of future revenues.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION - The consolidated financial statements of the Company include the accounts of all wholly owned subsidiaries. All intercompany transactions have been eliminated.

      ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses. Actual results could differ materially from those estimates.

      CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

      PROPERTY, PLANT AND EQUIPMENT - The Company records property, plant and equipment at cost. Depreciation is computed using the straight-line method over the estimated useful lives as follows:

     Machinery and equipment                   3-7 years
     Furniture and fixtures                    3-5 years
     Vehicles                                    5 years


      Improvements on leased property are amortized on the straight-line method over the life of the lease. Expenditures for repairs and maintenance are charged to operations as incurred.

      Upon retirement or disposition of property, plant or equipment, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in income or loss for the period.

      IMPAIRMENTS OF ASSETS - Long-lived assets, including goodwill, are reviewed for impairment if events or circumstances indicate the carrying amount of these assets may not be recoverable. If this review indicates that these assets will not be recoverable, based on the forecasted undiscounted future operating cash flows expected to result from the use of these assets and their eventual disposition, the Company's carrying value of these assets is reduced to fair value. The Company recorded impairment losses in the accompanying statements of operations of $29,392 during 1999. There were no impairment losses in 2000.

      GOODWILL - Goodwill of $2,619,274, net of accumulated amortization of $115,830, represents the excess cost over the fair value of net assets acquired in business acquisitions and is being amortized over fifteen years.

      REVENUE RECOGNITION - The Company recognizes revenue upon completion of conformal coating and shipment of product to customer.

      INCOME TAXES - Through December 1999, the Company elected to be treated as a limited liability corporation (LLC) as provided by the Internal Revenue Code; accordingly, income taxes related to the Company's operations were the responsibility of the LLC member.

      As of January 1, 2000, the Company elected to be treated as a "C" corporation as provided for by the Internal Revenue Code, and accordingly, income taxes related to the Company's operations became the responsibility of the Company. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial reporting basis and income tax basis of assets and liabilities, based on enacted tax rates.

      COMPREHENSIVE INCOME - For the year ended December 31, 2000 and 1999, the Company's comprehensive loss and income, respectively, as defined by Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," is equal to its net loss and income, respectively.

      SEGMENT REPORTING - The Company has adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which requires companies to report selected information about operating segments, as well as enterprise-wide disclosures about products, services, geographical areas and major customers. Operating segments are determined based on the way management organizes its business for making operating decisions and assessing performance. The Company operates solely within one business segment, industrial coating services.

      STOCK-BASED COMPENSATION - The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plan, and accordingly, does not recognize compensation cost for options granted to employees and directors whose exercise price is equal to or exceeds the fair value of common stock as of the grant date. In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation--An Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues, clarifies the following: the definition of an employee for the purpose of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of previously issued fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. Stock-based awards issued to other than employees are accounted for at fair value.

      FAIR VALUE OF FINANCIAL INSTRUMENTS - In accordance with SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", the Company, at December 31, 2000 and 1999, has the following financial instruments: cash and cash equivalents, notes receivable, bank line of credit and notes payable. The carrying value of cash and cash equivalents approximates its fair value based on the liquidity of these financial instruments or based on their short-term nature. The carrying value of notes receivable approximates fair value based on the market interest rate available to the Company for investments of similar risk and maturities. The carrying value of notes payable and bank line of credit approximates fair value based on the market interest rate available to the Company for debt of similar risk and maturities.

      NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133, as amended, requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. The accounting provisions for qualifying hedges allow gains and losses related to a hedge item recognized in the income statement to be offset by the related derivative's gain and losses, and requires the Company to formally document, designate and assess the effectiveness of transactions that qualify for hedge accounting. The Company adopted this statement on January 1, 2001. The Company does not currently hold any derivative financial instruments and does not currently engage in hedging activities. The adoption of SFAS No. 133 did not have a material impact on the Company's financial position or results of operations.

      In December 1999, the Securities and Exchange Commissions ("SEC") issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The Company adopted SAB 101 and it did not have a material impact on the Company's financial position or results of operations.

3.    ACQUISITIONS

      BROOMFIELD INDUSTRIAL PAINTING, INC. - On April 4, 2000, the Company acquired all of the outstanding stock of Broomfield Industrial Painting, Inc. (BIP). The purchase price, net of cash acquired, amounted to approximately $965,000 and consisted of the following:

Cash                                                                $  430,000
500,000 special warrants to former BIP shareholders                    500,000
Warrants to third party for acquisition services                        35,000
                                                                    ----------

Total                                                               $  965,000
                                                                    ==========


      The fair value of the assets acquired, excluding cash acquired, amounted to $220,000 and liabilities assumed were $36,000. The cost in excess of net assets acquired amounted to $781,000 and has been recorded as goodwill in the accompanying consolidated balance sheet as of December 31, 2000.

      DECORATIVE & COATING SYSTEMS, INC. - On May 1, 2000, the Company acquired all of the outstanding stock of Decorative & Coating Systems, Inc. (DACS). The purchase price, net of cash acquired, amounted to approximately $1,233,000 and consisted of the following:

Cash                                                                $  298,000
Note payable to former DACS shareholders                               700,000
200,000 special warrants to DACS shareholders                          200,000
Warrants to third party for acquisition services                        35,000
                                                                    ----------

Total                                                               $1,233,000
                                                                    ==========


      On April 17, 2001, the $700,000 note listed above was retired as follows:

      a)    $200,000 was paid in cash;

      b) $265,000 to be paid by delivery of 353,333 shares of the Company's common stock, subject to all necessary regulatory approval and;

      c) $235,000 will be paid by delivery of a promissory note, with principal and interest to be paid in 24 equal monthly installments beginning on May 17, 2001. The note bears interest at 8.0%.

      The fair value of the assets acquired, excluding cash acquired, amounted to $229,000 and liabilities assumed were $57,000. The cost in excess of net assets acquired amounted to $1,061,000 and has been recorded as goodwill in the accompanying consolidated balance sheet as of December 31, 2000.

      SCREEN TECH GRAPHICS, INC. - On July 17, 2000, the Company acquired all of the outstanding stock of Screen Tech Graphics, Inc. (STG). The purchase price, net of cash acquired, amounted to approximately $1,011,000 and consisted of the following:

Cash                                                                $  275,000
Notes payable to former STG shareholders                               610,000
90,000 special warrants to former STG shareholders                      90,000
Warrants to third party for acquisition services                        36,000
                                                                    ----------
                                                                    $1,011,000
                                                                    ==========

      On April 4, 2001, the $610,000 note listed above was retired as follows:

      a)    $350,000 was paid in cash;

      b) $160,000 to be paid by delivery of 213,333 shares of the Company's common stock, subject to all necessary regulatory approval and;

      c) $100,000 will be paid by delivery of a promissory note, with principal and interest to be paid in 18 equal monthly installments beginning on May 15, 2001. The note bears interest at 8.0%.

      Subject to earn-out provisions, additional consideration of 300,000 shares of common stock will be paid to the former STG shareholders.

      The fair value of the assets acquired, excluding cash, amounted to $527,000 and liabilities assumed were $320,000. The cost in excess of net assets acquired amounted to $804,000 and has been recorded as goodwill in the accompanying consolidated balance sheet as of December 31, 2000.

      Each special warrant issued to the former BIP, DACS and STG shareholders was converted into one share of Company common stock at no additional cost at the time of the IPO in March 2001. These warrants are included in equity in the accompanying consolidated balance sheets.
      The acquisitions were accounted for by the purchase method of accounting for business combinations. Accordingly, the accompanying consolidated statements of income do not include any revenue or expenses related to these acquisitions prior to their respective closing dates.

      The following unaudited pro forma consolidated statement of operations data for the years ended December 31, 2000 and 1999, give effect to the acquisitions of BIP, DACS and STG as if each of these acquisitions had occurred on January 1, 1999. These pro forma results give effect to purchase accounting adjustments and have been prepared for comparative purposes only. They do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on January 1, 1999 and may not be indicative of future operating results.

                                           YEAR ENDED DECEMBER 31,
                                            2000            1999
                                       -------------    -------------
Sales                                  $   5,515,751    $   5,339,931
                                       =============    =============

Net loss                               $    (519,339)   $    (161,963)
                                       =============    =============

Basic and diluted net loss per share   $       (0.07)   $       (0.03)
                                       =============    =============


4.    NOTES RECEIVABLE FROM OFFICERS

      In May 2000, the Company entered into an agreement and signed a note with an officer in the amount of $130,000. The note is due April 30, 2003, or immediately if the officer ceases to be employed by Industrialex, and bears interest at a rate of 7% per annum until paid. On April 30, 2003, provided the officer is stilled employed by Industrialex, the amount due under the promissory note will be forgiven.

      In 1999, the Company entered into an agreement and signed a note with its majority shareholder that allows the shareholder to borrow amounts up to $33,000. The note accrues interest at 8%. Principal and accrued interest are due on the maturity date of December 30, 2002. The balance outstanding on the note at December 31, 2000 and 1999 was $0 and $11,449, respectively.

5.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of the following as of December 31:

                                                       2000              1999
Machinery and equipment                             $ 379,714         $ 170,829
Furniture and fixtures                                 53,101            24,709
Leasehold improvements                                 28,909             2,747
Vehicles                                               34,388                --
                                                    ---------         ---------
                                                      496,112           198,285
Less accumulated depreciation                        (134,298)          (60,600)
                                                    ---------         ---------

Total                                               $ 361,814         $ 137,685
                                                    =========         =========

6.    LINE OF CREDIT

      In July 2000, the Company entered into a line of credit agreement with FirstBank of Longmont (the "Bank"). The line of credit has a maximum limit of $400,000 and is secured by substantially all assets of the Company and is personally guaranteed by an officer and majority shareholder of the Company. As of December 31, 2000, the line of credit had an outstanding balance of $380,995. Interest accrues at the Bank's prime rate plus 1% (10.5% at December 31, 2000) and is payable monthly. All outstanding principal and accrued interest was due on the maturity date of January 19, 2001. In February 2001, the line of credit was extended until May 27, 2001. All terms remained the same. Management believes this line will be further extended upon its due date.

7.    EQUITY

      WARRANTS - In March 2000, the Company raised $1,178,500 in a private placement of 2,357,000 special warrants to the Company officers and other individuals. Each special warrant was converted into one share of the Company's common stock at no additional cost at the time of the Company's initial public offering in March 2001.

      STOCK OPTIONS - Pursuant to the Company's 2000 Stock Option Plan (the "Plan"), approved by the board of directors in June of 2000, the Company may grant incentive and nonstatutory stock options to employees, directors and consultants to acquire up 1,200,000 shares of the Company's common stock. Options granted vest over two to four years and expire no more than five years from the date of grant. Stock options that are forfeited or cancelled revert back to the Plan and may be reissued.

      The following table summarizes stock option activity during the year ended December 31, 2000:

                                                                          AVERAGE
                                                                 NUMBER   EXERCISE
                                                                OF SHARES  PRICE
                                                                --------- --------
Balances, January 1, 2000                                             --   $  --
Granted (weighted average stock option fair value of $0.24)      390,000    0.69
Exercised                                                             --      --
Forfeited or canceled                                                 --      --
                                                                 -------   -----

Outstanding at December 31, 2000                                 390,000   $0.69
                                                                 =======   =====

Exercisable at December 31, 2000                                      --     N/A
                                                                 =======   =====

      Additional information regarding options outstanding as of December 31, 2000 is as follows:

                                        OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                      ---------------------------------------------------    ----------------------------
                                              WEIGHTED
                                               AVERAGE        WEIGHTED                        WEIGHTED
                                              REMAINING        AVERAGE                         AVERAGE
     EXERCISE              OPTIONS           CONTRACTUAL      EXERCISE        NUMBER OF       EXERCISE
      PRICE              OUTSTANDING         LIFE (YEARS)       PRICE          SHARES           PRICE
     --------            -----------         -----------      ---------       ---------       --------
       $ 0.50               100,000               4.33           $0.50            --              N/A
         0.75               290,000               4.40            0.75            --              N/A

      ADDITIONAL STOCK PLAN INFORMATION - SFAS No. 123 requires the disclosure of pro forma net loss and loss per share had the Company adopted the fair value method of accounting for stock-based awards. Under SFAS No. 123, the fair value of the stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differs from the Company's stock option awards. These models also require subjective assumptions, including expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model under the minimum value method with the following assumptions; expected life, five years; risk free interest rates of 6.44%; and no dividends during the expected term. As permitted by SFAS No. 123, volatility is not considered in determining fair value. The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the stock-based awards had been amortized over the vesting period for the awards, pro forma net loss would have been approximately $590,000 ($.09 per basic and diluted share) for the year ended December 31, 2000.

8.    INCOME TAXES

      For the year ended December 31, 1999, income taxes related to the Company's operations were the responsibility of the LLC member and, accordingly, no provision for income taxes has been recorded in the 1999 financial statements. As a result of the Company's January 1, 2000 reorganization, its tax status changed from nontaxable to taxable. The effect of recognizing accumulated deferred tax assets and liabilities, net of the valuation allowance, has been reflected in the accompanying 2000 financial statements.

      The tax effects of temporary differences that give rise to significant portions of the Company's net deferred tax asset as of December 31, 2000 are as follows:

Deferred tax assets:
  Net operating loss carryforwards                                     $ 46,439
  Accrued liabilities                                                    14,788
  Other                                                                   8,132
                                                                       --------
Total deferred tax assets                                                69,359

Deferred tax liabilities - property and equipment                        (4,872)

Valuation allowance                                                     (64,487)
                                                                       --------

Net deferred tax asset                                                 $     --
                                                                       ========

      The gross deferred tax assets have been reduced by a valuation allowance because management believes that it is currently more likely than not that such benefit will not be realized. At December 31, 2000, the Company had approximately $125,000 of net operating loss carryforwards that will begin to expire in 2021. The Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in the Company's ownership occur.

      The Company's effective tax rate differs from the expected benefit at the federal statutory tax rate as follows for the year ended December 31, 2000:

Taxes computed at federal statutory rate                          (34.0)%
State income taxes, net of federal benefit                        (3.1)
Permanent and other items                                          7.2
Change in valuation allowance                                     29.9
                                                                 -----

Total provision                                                     --%
                                                                 =====

9.    COMMITMENTS AND CONTINGENCIES

      The Company has various noncancelable capital and operating leases for office and operating space and equipment that expire at various times from the year 2001 to 2005. Aggregate minimum annual rentals under such leases are as follows:

                                                          CAPITAL      OPERATING
YEAR ENDING DECEMBER 31:                                   LEASES        LEASES
                                                          --------      --------
2001                                                      $ 13,384      $220,803
2002                                                        13,384       121,034
2003                                                        13,384       114,000
2004                                                         8,644       121,600
2005                                                            --        60,800
                                                          --------      --------
Total minimum lease payments                                48,796      $638,237
                                                          --------      ========

Less amount representing interest                           (9,445)
                                                          --------
Present value of minimum lease payments                     39,351
Less current portion                                       (10,877)
                                                          --------

Long-term portion of capital lease obligations            $ 28,474
                                                          ========

      The obligations under capital leases are collateralized by equipment with a cost of $55,950 at December 31, 2000 and 1999 and associated accumulated amortization of $19,583 and $8,393 at December 31, 2000 and 1999, respectively.

      During 2000 and 1999, rental expense under operating leases amounted to $200,968 and $59,867, respectively, including $46,398 paid to related parties in 2000.

      On July 5, 2000, the Company entered into a lease agreement with a company owned by the current general manager and former stockholders of STG. The lease is for a term of five years with annual rental payments starting at $92,800 and increasing approximately 15% at the beginning of year two and approximately 14% at the beginning of year four.

10.   RELATED PARTY TRANSACTIONS

      In January 2000, the Company entered into an agreement with Bolder Venture Partners L.L.C. ("BVP"). The Company's majority shareholder is also a minority shareholder in BVP. Under the agreement, BVP provided consulting services to the Company relating to matters of corporate development, strategic planning, raising of capital and other financial matters, and assisted with certain private placements and public offerings of the Company's securities. In consideration of these services, the Company paid BVP a monthly fee of $4,500 through November 2000 totaling $49,500, and $50,000 upon closing of the private placement of special warrants. The Company also granted warrants to BVP to acquire up to 960,000 shares of the Company's common stock for a period of five years from January, 2000. The term of the consulting agreement ended on November 30, 2000.

      On January 26, 2001, BVP agreed to a reduction in the number of warrants granted pursuant to the consulting agreement from 960,000 to 865,000. The warrants became exercisable as follows:

          a) 375,000 at $0.25 per share as of January 2000, of which 200,000 were exercised in September 2000;

          b)   315,000 at $1.00 per share as of May 2000 and;

          c) 175,000 at $0.75 per share upon completion of the Company's initial public offering in March, 2001.

      The issuance of these warrants was accounted for in accordance with SFAS No. 123. The fair value of the warrants was allocated to the purchase price of the businesses acquired (see Note 3) and as a cost of the offerings (see Note 13).

11.   EMPLOYEE BENEFIT PLANS

      The Company has three employee benefit plans. BIP employees participate in a simple IRA plan (the "BIP Plan"), STG employees participate in a 401(k) profit sharing plan (the "STG Plan") and Industrialex and DACS employees participate in a 401(k) savings plan (the "Industrialex Plan"). Employees meeting the eligibility requirements, as defined by each respective plan, may contribute specified percentages of their salaries. Under the BIP Plan, the Company will match 100% of the employee's contribution up to a maximum of 3% of the employee's total earnings. Under the STG Plan, the Company will match 100% of the employee's contribution up to a maximum of 3% of the employee's total earnings. The Company, at its discretion, may make additional contributions to the STG Plan. Under the Industrialex Plan, the Company may, at its sole discretion, make contributions to the plan. The Company contributed $10,945 to all plans for the year ended December 31, 2000. There were no employee benefit plans during 1999.

12.   CONCENTRATIONS OF CREDIT AND OTHER RISKS

      CONCENTRATION OF CREDIT RISK - The Company's financial instruments that potentially subject the Company to significant concentration of credit risk consist of accounts receivable. The Company manages credit risk with respect to accounts receivable through a credit evaluation process. Historically, the Company has not incurred any significant credit related losses.

      SIGNIFICANT CUSTOMERS - The Company's five largest customers represented 37% and 87% of total 2000 and 1999 revenues, respectively, and 39% and 83% of total accounts receivable at December 31, 2000 and 1999, respectively.

13.   EARNINGS PER SHARE

      The weighted average shares outstanding for the year ended December 31, 1999 were 4,250,000, which represent the shares issued upon the merger of LLC and the Company. There were no potentially dilutive securities outstanding during 1999. The weighted average shares outstanding for the year ended December 31, 2000 are calculated as follows:

Shares issued upon merger of LLC and the Company                       4,250,000
Shares issued upon exercise of BVP warrants                               58,333
Special warrants issued in private placement                           1,964,167
Special warrants issued in acquisitions                                  553,333
                                                                       ---------

                                                                       6,825,833
                                                                       =========

      During 2000 the Company issued 690,000 warrants to acquire shares of common stock with exercise prices ranging from $0.25 to $1.00 per warrant (see Note 10). 200,000 of the $0.25 warrants were converted into common stock in September 2000 and are included in the computation above. The remaining 490,000 warrants were excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive. Had the effect of these warrants been dilutive, the Company would have included an additional 482,292 shares in diluted earnings per share.

14.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      Financial data by quarter is summarized below.

                                                             2000 Quarter Ended
                                         --------------------------------------------------------
                                           March 30       June 30      September 30   December 31
                                         -----------    -----------    ------------   -----------
Sales                                    $   187,866    $   754,816    $ 1,352,364    $ 1,386,475

Operating and other expenses                 282,205        882,954      1,488,143      1,609,917
                                         -----------    -----------    -----------    -----------

Net loss                                 $   (94,339)   $  (128,138)   $  (135,779)   $  (223,442)
                                         ===========    ===========    ===========    ===========

Basic and diluted loss
   per share                             $     (0.01)   $     (0.02)   $     (0.02)   $     (0.03)
                                         ===========    ===========    ===========    ===========

                                                             1999 Quarter Ended
                                         --------------------------------------------------------
                                           March 30       June 30      September 30   December 31
                                         -----------    -----------    ------------   -----------
Sales                                     $ 168,054      $ 264,908      $ 358,853      $ 321,870

Operating and other expenses                182,552        242,822        285,908        343,315
                                          ---------      ---------      ---------      ---------

Net income (loss)                         $ (14,498)     $  22,086      $  72,945      $ (21,445)
                                          =========      =========      =========      =========

Basic and diluted income
   (loss) per share                       $   (0.00)     $    0.00      $    0.02      $   (0.00)
                                          =========      =========      =========      =========

15.   SUBSEQUENT EVENTS

      In March 2001, the Company completed an initial public offering ("IPO") of 2,342,882 units consisting of one share of common stock and one common stock purchase warrant at a price of $0.75 per unit. Each warrant entitles the holder to purchase one share of common stock for two years subsequent to the close of the IPO at a price of $1.00 in the first year and $1.25 in the second year. Proceeds to the Company after calculation of the underwriters' commissions and fees, totaled approximately $975,000, net of offering costs of approximately $475,000. Concurrent with the closing of the IPO, all of the special warrants issued in connection with the private placement and acquisitions were automatically converted into 3,147,000 shares of the Company's common stock.

                                    * * * * *

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.

         The following is a list of our current directors and senior officers, and their municipalities of residence, current positions with Industrialex, and principal occupations during the past five years.

Name                                     Age     Position
----                                     ---     --------
Ahmad Akrami                              41     Chairman, Chief Executive Officer and Director
Michael Scott Robidart                    45     President and Chief Operating Officer
Stephen J. King                           49     Chief Financial Officer
Thomas Tennessen                          41     Director
Thomas S. Plunkett                        45     Director
Francis Lundy                             63     Director

Mr. Akrami founded Industrialex Manufacturing Corp. in 1994 and has provided strategic direction and business guidance continuously in the capacity of founding member and chief executive officer. Industrialex has hired a professional management team to perform day-to-day operational activities on site, allowing Mr. Akrami to engage in other business activities. Other activities of Mr. Akrami have included acting as President & CEO of NexStar Automation, Inc. from December 1992 through September 1996, Vice President of Zygo Corp. from September 1996 through September 1999, interim-CEO of Panoramic Care Systems, Inc. from October 1999 through February 2000 and Partner at Bolder Venture Partners from September 1999 through the present. Currently Mr. Akrami is full-time Chairman of the Board and Chief Executive Officer of Industrialex in addition to being a Partner at Bolder Venture Partners. From August 1987 through October 1992, Mr. Akrami was the Chairman, President and Chief Executive Officer of TechniStar Corporation of Longmont, Colorado. Mr. Akrami attended the University of California at Los Angeles from 1977 to 1981 in the School of Engineering and Applied Science and obtained a Bachelors degree in Applied Science from Western Illinois University in December 1995.

Mr. Robidart has been President and Chief Operating Officer of the Company since May 2000. Prior to that he was Executive Director at Seagate Technology, a data storage products manufacturer located in Scotts Valley, California, from March 1997 to May 2000. Prior to that he was a Vice President of Maxtor Corporation, a data storage products manufacturer, located in Longmont, California, from February 1996 to August 1996. From June 1990 to January 1996 Mr. Robidart was Vice President of Syquest Technology, a hard disc drive manufacturing company, where he was responsible for new produce development. Mr. Robidart obtained a Bachelor of Science (Mechanical Engineering) degree from California Polytechnical University, San Luis Obispo, California in December 1977.

Mr. King has been Chief Financial Officer of the Company since May 2000. Prior to that he was a self-employed business consultant from March 1999 to May 2000. Mr. King was Chief Financial Officer of Back Yard Burgers, Inc. an operator and franchisor of restaurants located in Memphis, Tennessee, from June 1993 to March 1999. Mr. King obtained a Masters of Business Administration degree from the University of Memphis, Memphis, Tennessee in May 1982, a Masters of Education degree from the University of Memphis, Memphis, Tennessee in May 1974 and a Bachelor of Science (Education) degree from the University of Arkansas, Fayetteville, Arkansas in May 1973.

Mr. Tennessen has been a Director of the Company since June 2000; partner at Bolder Venture Partners LLC, a venture capital company based in Boulder, Colorado, since August 1999. Prior to that Mr. Tennessen was Chief Financial Officer of eSoft, Inc., an internet appliance company located in Broomfield, Colorado, from February 1998 to March 1999. From March 1997 to January 1998 he was self-employed as a financial consultant. From September 1994 to March 1997 he was Principal Accounting Officer and controller of Topro, Inc. a NASDAQ Small Cap Market listed, system integration company based in Denver, Colorado.

Mr. Plunkett has been a Director of the Company since May 2000; Chief Financial Officer and Chief Operating Officer of RT One Inc., a communications company in Boulder, Colorado, since August 1999; prior to that he was Chief Financial Officer of Webb Interactive, an internet communications company in Denver, Colorado, from October 1996 to April 1999; prior to that he was Vice President of Business Planning of Maxtor Corp., a data storage products manufacturer located in Longmont, Colorado, from December 1995 to September 1996.

Mr. Lundy has been a Director of the Company since June 2000; Chairman of TISF, a precision optical and metrology company located in San Francisco, California, since 1996. Prior to that he was a Vice President of Zygo Corporation, a precision optics and metrology equipment company located in Middlefield, Connecticut, from August 1996 to December 1999.

Item 10.  Executive Compensation.

         The following table sets forth information concerning the compensation that we paid during the year ended December 31, 2000, for services rendered during 2000, to our Chief Executive Officer. No other executive officer's salary and bonus exceeded $100,000 during such year.

                              ANNUAL COMPENSATION                          LONG TERM COMPENSATION
                              -------------------                       -------------------------
                                                                           AWARDS       PAYOUTS
  NAME AND                                                              ------------  -----------    ------------
  PRINCIPLE                                            OTHER ANNUAL     OPTIONS/SARS    LTIP(1)        ALL OTHER
  POSTION          PERIOD      SALARY      BONUS       COMPENSATION      GRANTED (#)    PAYOUTS      COMPENSATION
  -------          ------     ---------   -------      ------------     ------------  -----------    ------------
Ahmad Akrami     Year ended    $94,365      N/A         $12,000(2)             N/A        N/A         N/A
President and    December
CEO              31, 2000

(1) "LTIP" or "long term incentive plan" means any plan which provides compensation intended to serve as incentive for performance to occur over a period longer than one financial year, but does not include option or stock appreciation right plans.

(2) The amount indicated represents indirect compensation to Mr. Akrami for use of a company automobile.

Options Granted During the Most Recently Completed Fiscal Year

         During the Company's most recently completed fiscal year, no incentive stock options were granted to the executive officer, no incentive stock options were exercised by the executive officer and there were no unexercised incentive stock options outstanding.

Directors of Industrialex are not paid for their service on the board of directors other than receiving an option grant for their services. Each director was granted 25,000 options; on May 15, 2000 for Mr. Plunkett and Mr. Lundy and on June 30, 2000 for Mr. Tennessen. These options vest in 24 equal, monthly installments. The exercise price of these options is $0.75.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

         The following tables set forth information with respect to beneficial ownership of our common stock as of April 20, 2001. Information is given for:

     o each person, or group, who is known by us to beneficially own more than five percent of our common stock;

     o    each of our directors;

     o    each of our officers; and

     o    all of our directors and officers as a group.

The details of each person's holding are described in the notes below the table.

Percentages of the outstanding shares of common stock are based on 9,554,882 shares outstanding as of April 20, 2001, plus all shares of common stock issuable on exercise of options within 60 days of April 20, 2001 held by the particular beneficial owner.

All percentages assume no exercise of the underwriter's overallotment option granted in connection with our initial public offering. The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares as to which the individual or entity has voting power or investment power and any shares which the individual has the right to acquire within 60 days of April 20, 2001, through the exercise of any stock option or any other right. Except pursuant to applicable community property laws or as indicated in the footnote to this table, to our knowledge, each stockholder identified in the table possesses sole voting and investment power with respect to all shares of common stock shown as beneficially owned by such stockholder.

Unless otherwise noted, the principal address of each of the stockholders below is c\o Industrialex Manufacturing Corporation, 63-A South Pratt Parkway, Longmont, Colorado 80501.

                                                      Shares           Percentage of
Name of Beneficial Owner                        Beneficially Owned   Outstanding Shares
----------------------------------              ------------------   -----------------
Ahmad Akrami (1)                                     4,366,666               43.8%
Michael Scott Robidart (2)                             331,667                3.4%
Stephen J. King (3)                                     10,800                  *
Thomas Tennessen (4)                                   143,000                1.5%
Thomas S. Plunkett (5)                                  64,583                  *
Francis Lundy                                           14,583                  *
All current executive officers and directors
  as a group (6 persons)                             4,931,299               47.3%
5 % Stockholders
  The CIT Group, Inc. (6)                            1,852,734               17.7%
    650 CIT Dr.
    Livingston, NJ                                                          07039
  Bolder Venture Partners L.L.C. (7)                 1,105,000               10.7%
    1327 Spruce Street, Suite 300
    Boulder, Colorado                                                       80302
  Daryl Yurek (8)                                      863,000                8.6%
    1327 Spruce Street, Suite 300
    Boulder, Colorado                                                       80302

---------------

* - Less than 1.0%

(1) Includes 300,000 shares owned by Mr. Akrami that Mr. Robidart has an option to purchase pursuant to a Stock Option Agreement dated May 8, 2000 between Mr. Akrami and Mr. Robidart. Also includes 413,333 shares subject to share purchase warrants exercisable within 60 days of April 20, 2001.

(2) Includes 175,000 shares that Mr. Robidart has an option to purchase from Mr. Akrami pursuant to a Stock Option Agreement dated May 8, 2000. Also includes 20,000 shares subject to share purchase warrants exercisable within 60 days of April 20, 2001.

(3) Includes 5,400 shares subject to share purchase warrants exercisable within 60 days of April 20, 2001.

(4) Includes 98,833 shares subject to share purchase warrants exercisable within 60 days of April 20, 2001.

(5) Includes 8,833 shares subject to share purchase warrants exercisable within 60 days of April 20, 2001.

(6) Includes 926,367 shares subject to share purchase warrants exercisable within 60 days of April 20, 2001

(7) Includes 785,000 shares subject to share purchase warrants exercisable within 60 days of April 20, 2001.

(8) Includes 471,000 shares subject to share purchase warrants exercisable within 60 days of April 20, 2001.

Item 12.  Certain Relationships and Related Transactions.

         Michael Scott Robidart, President and Chief Operating Officer of Industrialex, is indebted to Industrialex in the principal amount of $130,000, secured by a promissory note made May 8, 2000. The promissory note is due April 30, 2003, or immediately if Mr. Robidart ceases to be employed by Industrialex, and bears interest at the rate of 7% per annum until paid. On April 30, 2003, provided Mr. Robidart is still employed by Industrialex, the amount due under the promissory note will be paid to Mr. Robidart as a bonus.

Ahmad Akrami, Chief Executive Officer and a director of Industrialex, was indebted to Industrialex in the principal amount of $11,149, secured by a loan agreement made January 12, 1999. The debt, which was paid in full by Mr. Akrami in June 2000, bore interest, at the rate of 8% per annum.

On July 5, 2000, Mr. Akrami loaned Industrialex $83,100 to be used in connection with the acquisition of Screen Tech. The debt, which was repaid in full by Industrialex on July 13, 2000, bore interest at the rate of 10.5%.

On July 5, 2000, Industrialex entered into a lease agreement with DiNapoli Holdings, LLC, owned by the current general manager and former stockholders of Screen Tech. The lease is for a term of five years with annual rental payments starting at $92,800 and increasing approximately 15% at the beginning of year two and approximately 14% at the beginning of year four.

On July 13, 2000, Mr. Akrami guaranteed a line of credit issued to Industrialex by FirstBank of Longmont. The line of credit was in the amount of $400,000 and matured on January 19, 2001. This line of credit was extended to May 27, 2001. Management believes this line will be further extended upon its due date.

Bolder Venture Partners L.L.C.

Industrialex was party to a consulting agreement with Bolder Venture Partners L.L.C. ("BVP") dated January, 2000 (as amended June 28, 2000). BVP is a limited liability company incorporated under the laws of the State of Colorado and is owned 60% by Daryl Yurek, and 10% by each of Cliff Mah, Ahmad Akrami (the Chief Executive Officer and a director of Industrialex), Kent Nuzum and Tom Tennessen (a director of Industrialex).

Under the terms of the consulting agreement, Bolder provided consulting services to the officers of Industrialex relating to matters of corporate development, strategic planning, raising of capital and other financial matters, and assisted with certain private placements and public offerings of Industrialex's securities.

In consideration of these services, Industrialex paid Bolder Venture Partners a monthly fee of $4,500, $50,000 upon closing of the private placement of special warrants, and granted warrants to acquire up to 960,000 shares of the Company's common stock for a period of five years from January, 2000. On January 26, 2001, BVP agreed to a reduction in the number of warrants granted pursuant to the consulting agreement from 960,000 to 865,000. The warrants became exercisable as follows:

o 375,000 at $0.25 per share as of January, 2000, of which 200,000 were exercised in September 2000;

o    314,375 at $1.00 per share as of May, 2000; and

o    175,625 at $0.75 per share upon the IPO.

The consulting agreement ended on November 30, 2000.

In conjunction with the Company's IPO, the Company issued BVP 120,000 IPO units in lieu of cash payment for $90,000 due BVP under the terms of the agreement described above.

Item 13.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

EXHIBIT
NUMBER      DESCRIPTION OF EXHIBIT

3.1         Restated Articles of Incorporation of Industrialex Manufacturing
            Corp.(1)

3.2         Bylaws of Industrialex Manufacturing Corp. (1)

4.1         Form of Special Warrant (1)

4.2         Form of Unit Warrant(1)

10.1        Incentive Compensation Plan(1)

10.2 Letter Agreement dated December 28, 1999 between Industrialex Manufacturing Corp. and Bolder Venture Partners L.L.C. (1)

10.3 Letter Agreement dated June 28, 2000 between Industrialex Manufacturing Corp. and Bolder Venture Partners L.L.C. amending letter dated December 28, 1999(1)

10.4 Stock Purchase Agreement dated March 22, 2000, between Industrialex Manufacturing Corp., Mark S. Trawinski, Donald R. Lauer and Angela Bennet Lauer(1)

10.5 Stock Purchase Agreement dated May 1, 2000, between Industrialex Manufacturing Corp., Decorative & Coating Systems, Inc., Joseph Triolo, Jr., Joseph Triolo, Sr., Gary Triolo and John Triolo(1)

10.6 Stock Purchase Agreement dated June 7, 2000, between Industrialex Manufacturing Corp., Screen Tech Graphics, Inc. and Susan Elizabeth DiNapoli and Vincent DiNapoli(1)

10.7 Employment Agreement dated May 1, 2000 between Industrialex Manufacturing Corp. and Scott Robidart(1)

10.8 Secured Promissory Note dated May 8, 2000 in the principal amount of $130,000(1)

10.9 Stock Option Agreement dated May 8, 2000 between Ahmad Akrami and Scott Robidart(1)

10.10       Form of employee/consultant/confidentiality agreement(1)

10.12 Lock-up Agreement entered into by Ahmad Akrami and Industrialex Manufacturing Corp.(2)

10.13 Lock-up Agreement entered into by Mansour Akrami and Industrialex Manufacturing Corp.(2)

10.14 Lock-up Agreement entered into by Gary E. Landgren and Industrialex Manufacturing Corp.(2)

10.15 Lock-up Agreement entered into by Afshin K. Sarvestani and Industrialex Manufacturing Corp.(2)

10.16 Lock-up Agreement dated February 1, 2001 entered into by Bolder Venture Partners LLC and Industrialex Manufacturing Corp.(3)

10.17 Agreement dated April 4, 2001, between Industrialex Manufacturing Corp., Screen Tech Graphics, Inc. and Susan Elizabeth DiNapoli and Vincent DiNapoli *

10.18 Agreement dated April 17, 2001, between Industrialex Manufacturing Corp., Decorative & Coating Systems, Inc., Joseph Triolo, Jr., Joseph Triolo, Sr., Gary Triolo and John Triolo *

21          List of Subsidiaries*

---------------------
(1) Previously filed on Form SB-2 dated August 14, 2000 (Reg. No. 333-43732)

(2) Previously filed on Amendment No. 2 to Form SB-2 dated December 8, 2000

(3) Previously filed on Amendment No. 4 to Form SB-2 dated February 2, 2001

*  Filed herewith

     (b)  Reports on Form 8-K

          None

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDUSTRIALEX MANUFACTURING CORP.


By /s/ Ahmad Akrami
   --------------------------------------------------
   Ahmad Akrami, Chairman and Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature                                            Title                          Date
/s/ Ahmad Akrami                    Chairman, Chief Executive Officer          May 21, 2001
-----------------------                and Director
Ahmad Akrami

/s/ Stephen J. King                 Chief Financial Officer and
------------------------               Principal Accounting Officer            May 21, 2001
Stephen J. King


/s/ Thomas Tennessen                Director                                   May 21, 2001
------------------------
Thomas Tennessen


/s/ Francis Lundy                   Director                                   May 21, 2001
------------------------
Francis Lundy


/s/ Thomas Plunkett                 Director                                   May 21, 2001
------------------------
Thomas Plunkett

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER      DESCRIPTION OF EXHIBIT
3.1         Restated Articles of Incorporation of Industrialex Manufacturing
            Corp.(1)

3.2         Bylaws of Industrialex Manufacturing Corp. (1)

4.1         Form of Special Warrant (1)

4.2         Form of Unit Warrant(1)

10.1        Incentive Compensation Plan(1)

10.2        Letter Agreement dated December 28, 1999 between Industrialex
            Manufacturing Corp. and Bolder Venture Partners L.L.C. (1)

10.3        Letter Agreement dated June 28, 2000 between Industrialex
            Manufacturing Corp. and Bolder Venture Partners L.L.C. amending letter dated December 28, 1999(1)

10.4        Stock Purchase Agreement dated March 22, 2000, between Industrialex
            Manufacturing Corp., Mark S. Trawinski, Donald R. Lauer and Angela
            Bennet Lauer(1)

10.5        Stock Purchase Agreement dated May 1, 2000, between Industrialex
            Manufacturing Corp., Decorative & Coating Systems, Inc., Joseph
            Triolo, Jr., Joseph Triolo, Sr., Gary Triolo and John Triolo(1)

10.6        Stock Purchase Agreement dated June 7, 2000, between Industrialex
            Manufacturing Corp., Screen Tech Graphics, Inc. and Susan Elizabeth
            DiNapoli and Vincent DiNapoli(1)

10.7        Employment Agreement dated May 1, 2000 between Industrialex
            Manufacturing Corp. and Scott Robidart(1)

10.8        Secured Promissory Note dated May 8, 2000 in the principal amount of
            $130,000(1)

10.9        Stock Option Agreement dated May 8, 2000 between Ahmad Akrami and
            Scott Robidart(1)

10.10       Form of employee/consultant/confidentiality agreement(1)

10.12       Lock-up Agreement entered into by Ahmad Akrami and Industrialex
            Manufacturing Corp.(2)

10.13       Lock-up Agreement entered into by Mansour Akrami and Industrialex
            Manufacturing Corp.(2)

10.14       Lock-up Agreement entered into by Gary E. Landgren and Industrialex
            Manufacturing Corp.(2)

10.15       Lock-up Agreement entered into by Afshin K. Sarvestani and
            Industrialex Manufacturing Corp.(2)

10.16       Lock-up Agreement dated February 1, 2001 entered into by Bolder
            Venture Partners LLC and Industrialex Manufacturing Corp.(3)

10.17       Agreement dated April 4, 2001, between Industrialex Manufacturing
            Corp., Screen Tech Graphics, Inc. and Susan Elizabeth DiNapoli and
            Vincent DiNapoli *

10.18       Agreement dated April 17, 2001, between Industrialex Manufacturing
            Corp., Decorative & Coating Systems, Inc., Joseph Triolo, Jr.,
            Joseph Triolo, Sr., Gary Triolo and John Triolo *

21          List of Subsidiaries*

---------------------
(1) Previously filed on Form SB-2 dated August 14, 2000 (Reg. No. 333-43732)

(2) Previously filed on Amendment No. 2 to Form SB-2 dated December 8, 2000

(3) Previously filed on Amendment No. 4 to Form SB-2 dated February 2, 2001

*  Filed herewith

     (b)  Reports on Form 8-K

          None