Form 10QSB
period 2001-03-31
INDUSTRIALEX MANUFACTURING CORP
filed 2001-05-21
CIK 1114627

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended March 31, 2001

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________ to ________

Commission file number 333-43732

                        Industrialex Manufacturing Corp.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the issuer's Common Stock outstanding on April 30, 2001 was 9,554,882.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                     INDUSTRIALEX MANUFACTURING CORPORATION

                                   FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION:

     Item 1.  Consolidated Financial Statements

                Consolidated Balance Sheets -
                  March 31, 2001 and December 31, 2000.............................................3

                Consolidated Statements of Operations -
                  Three Months Ended March 31, 2001 and 2000.......................................4

                Consolidated Statements of Cash Flows -
                  Three Months Ended March 31, 2001 and 2000.......................................5

                Notes to Consolidated Financial Statements.........................................6

     Item 2.  Management' Discussion and Analysis of Financial
                Condition and Results of Operations................................................8

PART II.  OTHER INFORMATION:

     Item 1.  Legal Proceedings....................................................................12
     Item 2.  Changes in Securities................................................................12
     Item 3.  Defaults Upon Senior Securities......................................................12
     Item 4.  Submission of Matters to a Vote of Security Holders..................................12
     Item 5.  Other Information....................................................................12
     Item 6.  Exhibits and Reports on Form 8-K.....................................................12

SIGNATURES ........................................................................................13

INDUSTRIALEX MANUFACTURING CORP.

CONSOLIDATED BALANCE SHEETS (Unaudited)
--------------------------------------------------------------------------------


                                                                MARCH 31,          December 31,
                                                               -----------         ------------
ASSETS                                                            2001                2000
                                                               -----------         -----------
Current Assets:
  Cash and cash equivalents ...........................        $   932,752         $   129,519
  Accounts receivable, net of allowance
    for doubtful accounts of $13,500 ..................            620,782             662,742
  Prepaids and other current assets ...................            130,044             130,044
                                                               -----------         -----------
           Total current assets .......................          1,683,578             922,305

Property, Plant and Equipment, net ....................            330,536             361,814

Other Assets:
  Note receivable from related party ..................             90,250             101,080
  Deferred initial public offering costs ..............                 --             421,621
  Goodwill, net .......................................          2,573,674           2,619,274
  Other assets ........................................              7,606               7,606
                                                               -----------         -----------
           Other assets ...............................          2,671,530           3,149,581
                                                               -----------         -----------
Total Assets ..........................................        $ 4,685,644         $ 4,433,700
                                                               ===========         ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Bank line of credit .................................            246,130             380,995
  Current portion of notes payable ....................            712,754             667,180
  Accounts payable ....................................            419,526             598,132
  Accrued liabilities .................................            151,977             226,646
  Current portion of capital lease obligation .........             10,184              10,877
                                                               -----------         -----------
           Total current liabilities ..................          1,540,571           1,883,830

Notes Payable, less current portion ...................            597,246             642,820

Capital Lease Obligation, less current portion ........             25,628              28,474

Commitments and Contingencies

Stockholders' Equity:
  Common stock, $.01 par value - 50,000,000 authorized,
     9,554,882 and 4,450,000  issued and outstanding at             95,549              44,500
     March 31, 2001 and December 31, 2000, respectively
  Additional paid-in capital ..........................          3,273,872           2,457,374
  Accumulated deficit .................................           (808,742)           (581,698)
  Deferred compensation ...............................            (38,480)            (41,600)
      Total equity ....................................          2,522,199           1,878,576
                                                               -----------         -----------
Total Liabilities and Stockholders' Equity: ...........        $ 4,685,644         $ 4,433,700
                                                               ===========         ===========


See notes to consolidated financial statements.

INDUSTRIALEX MANUFACTURING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                               For the Three Months Ended
                                                        March 31,
                                             -------------------------------
                                                2001                 2000
                                             -----------         -----------
Revenues ............................        $ 1,212,087         $   187,866
Cost of sales .......................            980,776             175,134
General and administrative expense ..            316,717             101,035
Depreciation and amortization expense             76,878               4,945
                                             -----------         -----------
Operating loss ......................           (162,284)            (93,248)
Interest expense ....................            (52,433)             (1,237)
Other income (expense), net .........            (12,327)                146
                                             -----------         -----------
Net Loss ............................        $  (227,044)        $   (94,339)
                                             ===========         ===========

Loss Per Share
 Basic and Diluted ..................        $     (0.03)        $     (0.02)
                                             ===========         ===========

Weighted Average Number of Common
 Shares Outstanding
 Basic and Diluted ..................          7,672,846           4,250,000
                                             ===========         ===========



See notes to consolidated financial statements.

INDUSTRIALEX MANUFACTURING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                               For the Three Months Ended
                                                                        March 31,
                                                             -------------------------------
                                                                 2001               2000
                                                             -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss .........................................        $  (227,044)        $   (94,339)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization ..................             76,878               4,945
     Non-cash stock compensation ....................             13,950                  --
     Changes in operating assets and liabilities:
       Accounts receivable ..........................             41,960              88,636
       Prepaids and other current asssets ...........                 --                 396
       Other asssets ................................                 --            (125,474)
       Accounts payable .............................           (178,606)             27,773
       Accrued liabilities ..........................            (74,669)             (7,011)
                                                             -----------         -----------
          Net cash used in operating activities .....           (347,531)           (105,074)
                                                             -----------         -----------

CASH FLOWS USED IN INVESTING ACTIVITIES-
   Capital expenditures .............................                 --              (5,466)
                                                             -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock and common stock warrants          1,289,168           1,124,523
   Payment on bank line of credit, net ..............           (134,865)                 --
   Payment on capital lease obligations .............             (3,539)             (2,109)
   Distributions to shareholders ....................                 --             (16,034)
                                                             -----------         -----------
          Net cash provided by financing activities .          1,150,764           1,106,380
                                                             -----------         -----------

INCREASE IN CASH AND CASH EQUIVALENTS ...............            803,233             995,840

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ......            129,519              39,930
                                                             -----------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD ............        $   932,752         $ 1,035,770
                                                             ===========         ===========


SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest ...........................        $    52,433         $     1,237
                                                             ===========         ===========


See notes to consolidated financial statements

                        INDUSTRIALEX MANUFACTURING CORP.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Background.

         Industrialex Manufacturing Corp. (the "Company") is a provider of protective coating services to a broad range of companies in the manufacturing industry. The Company's services include the application of chemical adhesions, conformal coating, shielding, powder coating, liquid painting and screen printing, to four categories of general products: metal, plastic, glass and printed circuit board assemblies. These various adhesion processes provide many benefits including enhanced general aesthetics and protection from hostile environments, corrosion and electrostatic discharge. The markets we serve include high technology, medical, aerospace, defense, consumer electronics, data storage, semiconductor, transportation and general manufactured goods.


Note 2.  Basis of Presentation

         The accompanying unaudited financial statements have been prepared by the Company in accordance with the instructions to Form 10-QSB and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. The statements should be read in conjunction with the Notes to Consolidated Financial Statements for the year ended December 31, 2000 in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2001, and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature.

The financial statements include the accounts of Industrialex Manufacturing Corp. and its wholly owned subsidiaries, Broomfield Industrial Painting, Inc. (Broomfield), Decorative and Coating Systems, Inc. (Decorative) and Screen Tech Graphics, Inc. (Screen Tech.) All significant intercompany transactions have been eliminated.

The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results that ultimately may be achieved for the entire year and cannot be used to indicate financial performance for the entire year.

Certain prior year amounts have been reclassified to conform with current year presentation.

Note 3.  Subsequent Events

         The Company's registration on Form SB-2 (SEC File No. 333-43732) covering the Company's IPO of 2,666,667 units at $0.75 was declared effective on February 9, 2001. Each unit consisted of one share of common stock and one common stock purchase warrant. Each purchase warrant entitles the holder to purchase one share of common stock for two years from the close of the IPO at a price of $1.00 in the first year and $1.25 in the second year. Thomson Kernaghan & Co. Limited acted as the Company's agent to sell 2,000,000 units in Canada only.

Industrialex sold 332,882 units in this IPO directly to investors in the United States at a price of $0.75 per unit. Thomson Kernaghan & Co. Limited is not licensed to sell securities in the United States and was not involved in the sale of the units in the United States.

On April 4, 2001, a $610,000 note issued in connection with the acquisition of Screen Tech under a stock purchase agreement dated June 7, 2000 was retired as follows:

    a)   $350,000 was paid in cash;

    b) $160,000 will be paid by delivery of 213,333 shares of the Company's common stock, subject to all necessary regulatory approval and;

    c) $100,000 will be paid by delivery of a promissory note, with principal and interest to be paid in 18 equal monthly installments beginning on May 15, 2001. The note bears interest at 8.0%.

On April 17, 2001, a $700,000 note issued in connection with the acquisition of Decorative under a stock purchase agreement dated May 1, 2000 was retired as follows:

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

The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. The future results and stockholder values of Industrialex may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. Investors are cautioned not to put undue reliance on any forward-looking statements. Except for our ongoing obligations to disclose material information as required by the federal securities law, we do not have any intention or obligation to update forward-looking statements after the date of this Quarterly

Report on Form 10-QSB, even if new information, future events or other circumstances have made them incorrect or misleading.

You should understand that various factors, in addition to those discussed elsewhere in this document and the risk factors set forth in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, and other factors as may be identified from time to time in the Company's filings with the Securities and Exchange Commission or in the Company's press releases, could affect the future results of the Company and could cause results to differ materially from those expressed in such forward-looking statements


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read together with Industrialex's financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-QSB.

The Company's consolidated financial statements include the results of operations for the three companies acquired in business combinations in 2000 accounted for under the purchase method from their respective dates of acquisition.

RESULTS OF OPERATIONS

The following table sets forth various items as a percentage of revenues for the three months ended March 31, 2001 and 2000.

                                                        For the Three Months Ended
                                                                 March 31,
                                                       ----------------------------
                                                        2001                  2000
                                                       ------                ------
Revenues                                               100.0%                100.0%
Cost of sales                                           80.9%                 93.2%
General and administrative expenses                     26.1%                 53.8%
Depreciation and amortization expense                    6.4%                  2.6%
Operating loss                                         -13.4%                -49.6%
Interest expense                                        -4.3%                 -0.6%
Other income (expense), net                             -1.0%                  0.0%
Net loss                                               -18.7%                -50.2%

COMPARISON OF THE COMPANY'S RESULTS FOR THE QUARTER ENDED MARCH 31, 2001 AND
2000

         Revenues increased $1,024,000, or 545%, to $1,212,000 for the quarter ended March 31, 2001 from $188,000 for the quarter ended March 31, 2000. We acquired Broomfield, Decorative and Screen Tech in April, May and July of 2000, respectively. These acquisitions represented an increase in revenues of $1,075,000 during the quarter ended March 31, 2001. This increase was offset by a decrease in revenues at Industrialex, due primarily to a decrease in revenue associated with a customer who transferred its operations to other of its facilities.

         Cost of sales increased $806,000, or 461%, to $981,000 for the quarter ended March 31, 2001 from $175,000 for the same period in 2000. As a percentage of sales, cost of sales decreased to 80.9% in 2001, from 93.2% in 2000. This decrease is attributable to lower labor and material costs based on the expanded service offering mix as a result of the acquisitions noted above. Additionally, the revenue generated by the acquired companies was higher, proportionate to expenses, than the revenue generated prior to the acquisitions, resulting in a lower cost of sales percentage.

         General and administrative expenses increased $246,000, or 214%, to $317,000 for the quarter ended March 31, 2000 from $101,000 for the same period in 2000. The acquisition of Broomfield, Decorative and Screen Tech, noted above, increased G&A by approximately $169,000. The remaining increase is comprised primarily of an increase in salary expense of approximately $77,000 due to the addition of two executive officers in May of 2000 to lead the expansion of the Company and certain other expenses related to the general operation of the Company.

         Depreciation and amortization expense increased $72,000, to $77,000 for the quarter ended March 31, 2001 from $5,000 for the first quarter of 2000. This increase is due primarily to $46,000 in amortization of goodwill and $22,000 in depreciation expense related to the acquisitions noted above.

         Interest expense increased $51,000, to $52,000 for the quarter ended March 31, 2001 from $1,000 for the prior year period. This increase is due to $39,000 in interest expense on notes payable issued in connection with the acquisitions of Decorative and Screen Tech, noted above and $12,000 in interest on the line of credit capital lease obligation.

         Other expense, net increased to $12,000 for the quarter ended March 31, 2001, from $0 for the first quarter of 2000. This increase is due primarily to expenses related to these acquisitions of Decorative and Screen Tech, noted above.


Liquidity and capital resources

         During the first quarter of 2001, the Company incurred a net loss of approximately $227,000 and used cash of $348,000 in operations. The Company has a line of credit with a bank with a balance of approximately $246,000 at March 31, 2001 and April 30, 2001 that matures on May 27, 2001. In its operating plan, the Company contemplates generating positive cash flows from operations commencing in the fourth quarter of 2001, largely through a reduction in payroll and payroll related costs. The Company began reducing payroll during the first quarter of 2001. The Company is working with the bank and management believes the line of credit will be extended upon its due date. The line of credit is also personally guaranteed by an officer and majority shareholder of the Company. The most significant components of the Company's cost structure are payroll, benefits and other related costs that vary largely with headcount. If the Company's current cash management activities do not alleviate the near-term liquidity issues, the Company has a contingency plan that can further reduce operating and overhead costs quickly so as to remain a going concern. The cost reductions included in the contingency plan could have an impact on the timing and ultimate amount of future revenues.

At March 31, 2001, the Company had cash of $933,000, working capital of $143,000, borrowings of $246,000 under a line of credit, notes payable of $1,310,000 related to the acquisitions of Decorative and Screen Tech, capital lease obligations of $36,000 and available capacity under the line of credit of $154,000. The Company's capitalization, defined as the sum of long-term debt and stockholders' equity at March 31, 2001 was approximately $3,145,000.

The Company has financed its operational growth and acquisitions primarily from internally generated cash flow from operations, borrowings under the line of credit and the issuance of equity securities.

The Company anticipates that its cash flow from operations and borrowings under the line of credit will provide sufficient cash to enable the Company to meet its working capital needs and debt service requirements through 2001. In the event that cash flow from operations, if any, together with the proceeds of any future financings, are insufficient to meet the Company's working capital needs and the expenditures for debt service and facility expansion, Industrialex will be required to re-evaluate its planned expenditures and allocate its total resources in such manner as the board of directors and management deems to be in Industrialex's best interests.

Management believes Industrialex will require additional funding during 2001 and 2002 to fund expansion plans.

During the three months ended March 31, 2001, net cash used in operating activities was $348,000. No cash was used in investing activities. Net cash provided by financing activities was $1,151,000, consisting of $1,289,000 from the issuance of common stock and common stock warrants, offset by net payments of $135,000 and $3,000 on the Company's line of credit and capital lease obligation, respectively.

In March 2000, Industrialex undertook a private placement of 2,357,000 special warrants at $0.50 per special warrant. Each special warrant was converted into one share of common stock for no additional consideration upon the Company's IPO as described below.

The Company's registration on Form SB-2 (SEC File No. 333-43732) covering the Company's IPO of 2,666,667 units at $0.75 was declared effective on February 9, 2001. Each unit consisted of one share of common stock and one common stock purchase warrant. Each purchase warrant entitles the holder to purchase one share of common stock for two years from the close of the IPO at a price of $1.00 in the first year and $1.25 in the second year. Thomson Kernaghan & Co. Limited acted as the Company's agent to sell 2,000,000 units in Canada only. Industrialex sold 332,882 units in this IPO directly to investors in the United States at a price of $0.75 per unit. Thomson Kernaghan & Co. Limited is not licensed to sell securities in the United States and was not involved in the sale of the units in the United States.

The net proceeds to us from the sale of units in this IPO at the initial public offering price of $0.75 per unit, after deducting estimated expenses of approximately $475,000 and underwriting discounts and commissions and fees, were approximately $975,000.

We expect to use these net proceeds to reduce our acquisition debt, for general corporate purposes and for working capital and capital expenditures to fund our operations, including a new facility and equipment to consolidate our northern Colorado facilities into one location. We may find it necessary or advisable to use portions of the proceeds for other purposes.

Industrialex does not have any commitments for material capital expenditures for either the near or long term and none are presently contemplated over normal operating requirements. Industrialex intends to consolidate the Longmont, Broomfield and Decorative facilities into a single leased facility equipped with updated manufacturing lines. These expenditures are contemplated as part of Industrialex's consolidation of the conformal coating companies in Colorado. The Company expects to fund this consolidation primarily with cash flows from operations and borrowings, including borrowings under the line of credit, as well as the issuance of additional equity or debt. To the extent the Company funds a significant portion of the consideration for the consolidation with cash, it may have to increase the amount available for borrowing under the line of credit or obtain other sources of financing through public or private sale of debt or equity securities.

There can be no assurance that the Company will be able to secure such financing if and when it is needed or on terms the Company deems acceptable. If the Company is unable to secure acceptable financing, its consolidation program could be negatively affected.


Seasonality and inflation

         The Company does not believe that seasonality affects its operations in a materially adverse manner. Management does not believe that inflation has had a material effect on its results of operations. Quarterly results could be materially affected by increases in labor, materials or other operating costs. Therefore, results for any quarter are not necessarily indicative of the results that the Company may achieve for any subsequent quarter or for a full year.


New Accounting Pronouncements

         In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133, as amended, requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. The accounting provisions for qualifying hedges allow gains and losses related to a hedge item recognized in the income statement to be offset by the related derivative's gain and losses, and requires the Company to formally document, designate and assess the effectiveness of transactions that qualify for hedge accounting. The Company adopted this statement on January 1, 2001. The Company does not currently hold any derivative financial instruments and does not currently engage in hedging activities. The adoption of SFAS No. 133 did not have any impact on the Company's financial position or results of operations.

In December 1999, the Securities and Exchange Commissions ("SEC") issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The Company adopted SAB 101 and it did not have a material impact on the Company's financial condition or results of operations.

                                    PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         There are no proceedings to which the Company is or is likely to be a party.

ITEM 2.  CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  None

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 20, 2001

INDUSTRIALEX MANUFACTURING CORP.
A Colorado corporation


By      /s/    Ahmad Akrami
   ---------------------------------------
      Ahmad Akrami
       Chairman and Chief Executive Officer


By      /s/    Stephen J. King
   ---------------------------------------
      Stephen J. King
       Chief Financial Officer (Principal Financial and
       Accounting Officer).