Form 10QSB
period 2001-06-30
INDUSTRIALEX MANUFACTURING CORP
filed 2001-08-14
CIK 1114627

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from               to
                               -------------    -----------

Commission file number 333-43732

                        Industrialex Manufacturing Corp.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            Colorado                                        84-1454260
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
Yes  X   No
    ---     ---

The number of shares of the issuer's Common Stock outstanding on July 31, 2001 was 9,554,882.

Transitional Small Business Disclosure Format (check one):  Yes      No  X
                                                                ---     ---

                     INDUSTRIALEX MANUFACTURING CORPORATION

                                   FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION:

     Item 1.  Consolidated Financial Statements (Unaudited)

              Consolidated Balance Sheets
                June 30, 2001 and December 31, 2000.................................................3

              Consolidated Statements of Deficit
                Six Months Ended June 30, 2001 and 2000.............................................4

              Consolidated Statements of Operations
                Three and Six Months Ended June 30, 2001 and 2000...................................5

              Consolidated Statements of Cash Flows
                Six Months Ended June 30, 2001 and 2000.............................................6

              Notes to Unaudited Consolidated Financial Statements..................................7

     Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations............................................9

PART II.  OTHER INFORMATION:

     Item 1.  Legal Proceedings....................................................................13
     Item 2.  Changes in Securities................................................................13
     Item 3.  Defaults Upon Senior Securities......................................................13
     Item 4.  Submission of Matters to a Vote of Security Holders..................................13
     Item 5.  Other Information....................................................................13
     Item 6.  Exhibits and Reports on Form 8-K.....................................................13

SIGNATURES.........................................................................................14

INDUSTRIALEX MANUFACTURING CORP.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------

                                                            JUNE 30,      DECEMBER 31,
                                                          -----------    -------------
                                                              2001             2000
                                                          -----------    -------------
ASSETS

Current Assets:
  Cash and cash equivalents                               $    26,885    $     129,519
  Accounts receivable, net of allowance
    for doubtful accounts of $13,500                          682,468          662,742
  Prepaids and other current assets                           141,871          130,044
                                                          -----------    -------------
           Total current assets                               851,224          922,305

Property, Plant and Equipment, net                            366,631          361,814

Other Assets:
  Note receivable from related party                               --          101,080
  Deferred initial public offering costs                           --          421,621
  Goodwill, net                                             2,528,074        2,619,274
  Other assets                                                  7,606            7,606
                                                          -----------    -------------
           Other assets                                     2,535,680        3,149,581
                                                          -----------    -------------

Total Assets                                              $ 3,753,535    $   4,433,700
                                                          ===========    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Bank line of credit                                     $   196,130    $     380,995
  Current portion of notes payable                            180,525          667,180
  Accounts payable                                            406,032          598,132
  Accrued liabilities                                          83,729          226,646
  Current portion of capital lease obligation                  11,275           10,877
                                                          -----------    -------------
           Total current liabilities                          877,691        1,883,830

Notes Payable, less current portion                           550,737          642,820

Capital Lease Obligation, less current portion                 21,827           28,474

Commitments and Contingencies

Stockholders' Equity:
  Common stock, $.01 par value - 50,000,000 authorized,
     9,554,882 and 4,450,000  issued and outstanding at
     June 30, 2001 and December 31, 2000, respectively         95,549           44,500
  Additional paid-in capital                                3,219,353        2,457,374
  Accumulated deficit                                      (1,011,622)        (581,698)
  Deferred compensation                                            --          (41,600)
                                                          -----------    -------------
      Total equity                                          2,303,280        1,878,576
                                                          -----------    -------------

Total Liabilities and Stockholders' Equity:               $ 3,753,535    $   4,433,700
                                                          ===========    =============


See notes to consolidated financial statements.

INDUSTRIALEX MANUFACTURING CORP.

CONSOLIDATED STATEMENTS OF DEFICIT (UNAUDITED)
--------------------------------------------------------------------------------

                                  SIX MONTHS ENDED JUNE 30,
                                   2001              2000
                              --------------    --------------
Deficit - Beginning of Year   $     (581,698)   $           --

Net loss                            (429,924)         (222,476)
                              --------------    --------------

Deficit - End of Period       $   (1,011,622)   $     (222,476)
                              ==============    ==============



See notes to consolidated financial statements.

INDUSTRIALEX MANUFACTURING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                        THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                            2001           2000           2001           2000
                                        -----------    -----------    -----------    -----------
Revenues                                $ 1,143,852    $   754,816    $ 2,355,939    $   942,682

Cost of sales                               871,244        567,128      1,852,020        742,262
General and administrative expense          388,816        272,680        705,533        373,715
Depreciation and amortization expense        76,878         34,525        153,756         39,470
                                        -----------    -----------    -----------    -----------
Operating loss                             (193,086)      (119,517)      (355,370)      (212,765)
Interest expense                            (15,723)       (14,752)       (68,156)       (15,989)
Other income (expense), net                   5,929          6,132         (6,398)         6,278
                                        -----------    -----------    -----------    -----------

Net Loss                                $  (202,880)   $  (128,137)   $  (429,924)   $  (222,476)
                                        ===========    ===========    ===========    ===========

Loss Per Share
 Basic and Diluted                      $     (0.02)   $      0.00    $     (0.05)   $     (0.04)
                                        ===========    ===========    ===========    ===========

Weighted Average Number of
 Common Shares Outstanding
 Basic and Diluted                        9,554,882      7,240,333      8,613,864      6,145,667
                                        ===========    ===========    ===========    ===========


See notes to consolidated financial statements.

INDUSTRIALEX MANUFACTURING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                  SIX MONTHS ENDED JUNE 30,
                                                                  --------------------------
                                                                     2001           2000
                                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                       $  (429,924)   $  (222,476)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                                    153,756         39,470
     Non-cash compensation                                            107,320          9,420
     Changes in operating assets and liabilities:
       Accounts receivable                                            (19,726)        67,283
       Prepaids and other current assets                              (11,827)         4,464
       Other assets                                                        --       (207,283)
       Accounts payable                                              (192,100)       240,645
       Accrued liabilities                                           (142,917)        24,945
                                                                  -----------    -----------
          Net cash used in operating activities                      (535,418)       (43,532)
                                                                  -----------    -----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Payments for acquisitions, net of cash acquired                         --       (714,595)
   Capital expenditures                                               (67,373)       (26,326)
                                                                  -----------    -----------
          Net cash used in investing activities                       (67,373)      (740,921)
                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock and common stock warrants               1,270,009      1,178,500
   Payments on bank line of credit, net                              (184,865)            --
   Payments on capital lease obligations                               (6,249)        (4,966)
   Payments on notes payable                                         (578,738)            --
   Amounts collected from related parties under note receivable            --         11,449
   Amount loaned to related party under note receivable                    --       (130,000)
   Distributions to member                                                 --        (16,034)
                                                                  -----------    -----------
          Net cash provided by financing activities                   500,157      1,038,949
                                                                  -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (102,634)       254,496

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        129,519         39,930
                                                                  -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $    26,885    $   294,426
                                                                  ===========    ===========


SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                                         $    68,156    $    15,989
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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2001, and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature.

The financial statements include the accounts of Industrialex Manufacturing Corp. and its wholly owned subsidiaries, Broomfield Industrial Painting, Inc. (Broomfield), Decorative and Coating Systems, Inc. (Decorative) and Screen Tech Graphics, Inc. (Screen Tech.) All significant intercompany transactions have been eliminated.

The results of operations for the three month and six month periods ended June 30, 2001 are not necessarily indicative of the results that ultimately may be achieved for the entire year and cannot be used to indicate financial performance for the entire year.

Certain prior year amounts have been reclassified to conform with current year presentation.

Note 3. Initial Public Offering

         The Company's registration statement on Form SB-2 (SEC File No. 333-43732) covering the Company's IPO of 2,666,667 units at $0.75 was declared effective on February 9, 2001. Each unit consisted of one share of common stock and one common stock purchase warrant. Each purchase warrant entitles the holder to purchase one share of common stock for two years from the close of the IPO at a price of $1.00 in the first year and $1.25 in the second year. Thomson Kernaghan & Co. Limited acted as the Company's agent to sell 2,000,000 units in Canada only. Industrialex sold 332,882 units in this IPO directly to investors in the United States at a price of $0.75 per unit.

Thomson Kernaghan & Co. Limited is not licensed to sell securities in the United States and was not involved in the sale of the units in the United States.

Note 4. Debt Restructuring

         On April 4, 2001, a $610,000 note issued in connection with the acquisition of Screen Tech under a stock purchase agreement dated June 7, 2000 was retired as follows:

     a)   $350,000 was paid in cash;

     b) $160,000 will be paid by delivery of 213,333 shares of the Company's common stock, subject to all necessary regulatory approval and;

     c) $100,000 is being paid in 18 equal monthly installments of principal and interest which began on May 15, 2001. The note bears interest at 8.0%.

On April 17, 2001, a $700,000 note issued in connection with the acquisition of Decorative under a stock purchase agreement dated May 1, 2000 was retired as follows:

     a)   $200,000 was paid in cash;

     b) $265,000 will be paid by delivery of 353,333 shares of the Company's common stock, subject to all necessary regulatory approval and;

     c) $235,000 is being paid in 24 equal monthly installments of principal and interest which began on May 17, 2001. The note bears interest at 8.0%.

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

RESULTS OF OPERATIONS

         The following table sets forth various items as a percentage of revenues for the three and six months ended June 30, 2001 and 2000.

                                                  Three Months Ended              Six Months Ended
                                                        June 30,                      June 30,
                                             ---------------------------     ---------------------------
                                                2001            2000            2001            2000
                                             -----------     -----------     -----------     -----------
     Revenues                                      100.0%          100.0%          100.0%          100.0%
     Cost of sales                                  76.2%           75.1%           78.6%           78.7%
     General and administrative expenses            34.0%           36.1%           29.9%           39.7%
     Depreciation and amortization expense           6.7%            4.6%            6.5%            4.2%
     Operating loss                                (16.9)%         (15.8)%         (15.0)%         (22.6)%
     Interest expense                               (1.4)%          (2.0)%          (2.9)%          (1.7)%
     Other income (expense), net                     0.5%            0.8%           (0.3)%           0.7%
     Net loss                                      (17.8)%         (17.0)%         (18.2)%         (23.6)%

COMPARISON OF THE COMPANY'S RESULTS FOR THE QUARTER ENDED JUNE 30, 2001 AND 2000

         Revenues increased $389,000, or 51.5%, to $1,144,000 for the quarter ended June 30, 2001 from $755,000 for the quarter ended June 30, 2000. We acquired Decorative and Screen Tech in May and July of 2000, respectively. These acquisitions represented an increase in revenues of $502,000 during the quarter ended June 30, 2001. This increase was offset by a decrease in revenues from existing customers, including a customer who closed its local manufacturing facility.

         Cost of sales increased $304,000, or 53.6%, to $871,000 for the quarter ended June 30, 2001 from $567,000 for the same period in 2000. As a percentage of sales, cost of sales increased to 76.2% in 2001, from 75.1% in 2000. The acquisition of Decorative and Screen Tech, noted above, increased cost of sales by approximately $386,000, or 76.9% as a percentage of sales acquired, as noted above. The revenue generated by the acquired companies was lower, proportionate to expenses, than the revenue generated prior to the acquisitions, resulting in an increased cost of sales percentage.

         General and administrative expenses increased $116,000, or 42.5%, to $389,000 for the quarter ended June 30, 2001 from $273,000 for the same period in 2000. The acquisition of Decorative and Screen Tech, noted above, increased G&A by approximately $97,000. Additionally, a one-time charge related to severance costs for an executive of the Company increased G&A by approximately $80,000. These increases were offset by savings of $51,000 resulting from the elimination of certain positions during 2001 and the transfer of an employee to operations from administration, along with certain other expense reductions related to the general operation of the Company.

         Depreciation and amortization expense increased $42,000, to $77,000 for the quarter ended June 30, 2001 from $35,000 for the same period in 2000. This increase is due to $20,000 in amortization of goodwill and $13,000 in depreciation expense related to the acquisitions noted above in addition to depreciation on capital additions of approximately $131,000 since July 1, 2000.

COMPARISON OF THE COMPANY'S RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

         Revenues increased $1,413,000 or 150%, to $2,356,000 for the six months ended June 30, 2001 from $943,000 for the same period in 2000. We acquired Broomfield, Decorative and Screen Tech in April, May and July of 2000, respectively. These acquisitions represented an increase in revenues of $1,577,000 during the six months ended June 30, 2001. This increase was offset by a decrease in revenues from existing customers.

         Cost of sales increased $1,110,000 or 150%, to $1,852,000 for the six months ended June 30, 2001 from $742,000 for the same period in 2000. The acquisition of Broomfield, Decorative and Screen Tech, noted above, increased cost of sales by approximately $1,271,000, or 80.6% as a percentage of sales acquired, as noted above. As a percentage of sales, cost of sales remained relatively stable, decreasing slightly to 78.6% in 2001, from 78.7% in 2000. The revenue generated by the acquired companies was lower, proportionate to expenses, than the revenue generated prior to the acquisitions, resulting in a higher cost of sales percentage.

         General and administrative expenses increased $332,000, or 88.8%, to $706,000 for the year-to-date ended June 30, 2001 from $374,000 for the same period in 2000. The acquisition of Broomfield, Decorative and Screen Tech, noted above, increased G&A by approximately $266,000. The remaining increase is comprised primarily of an increase in salary expense due to the addition of two executive officers in May of 2000 and a one-time charge of approximately $80,000 related to severance costs for an executive of the Company. These increases were offset by the elimination of certain positions during 2001 and the transfer of an employee to operations from administration, along with certain other expense reductions related to the general operation of the Company.

         Depreciation and amortization expense increased $115,000, to $154,000 for the year-to-date ended June 30, 2001 from $39,000 for the same period in 2000. This increase is due primarily to $66,000 in amortization of goodwill and $35,000 in depreciation expense related to the acquisitions noted above in addition to depreciation on capital additions of approximately $136,000 since January 1, 2000.

         Interest expense increased $52,000, to $68,000 for the six months ended June 30, 2001 from $16,000 for the prior year period. This increase is due to $35,000 in interest expense on notes payable issued in connection with the acquisitions of Decorative and Screen Tech, noted above and $17,000 in interest on the line of credit and capital lease obligation.

         Other income (expense), net was a net expense of $6,000 for the year-to-date ended June 30, 2001, compared to income of $6,000 for the same 2000 period. This increase is due primarily to expenses related to these acquisitions of Decorative and Screen Tech, noted above.

Liquidity and capital resources

         During the six months ended June 30, 2001, the Company incurred a net loss of approximately $430,000. The Company has a line of credit with a bank with a balance of approximately $196,000 at June 30, 2001 that matures on October 10, 2001. In its operating plan, the Company contemplates generating positive cash flows from operations commencing in the fourth quarter of 2001, largely through a reduction in payroll and payroll related costs. The Company began reducing payroll during the first quarter of 2001. The Company is working with the bank and management believes the line of credit will be extended upon its due date. The line of credit is also personally guaranteed by an officer and majority shareholder of the Company. The most significant components of the Company's cost structure are payroll, benefits and other related costs that vary largely with headcount. If the Company's current cash management activities do not alleviate the near-term liquidity issues, the Company has a contingency plan that can further reduce operating and overhead costs quickly so as to remain a going concern. The cost reductions included in the contingency plan could have an impact on the timing and ultimate amount of future revenues.

At June 30, 2001, the Company had cash of $27,000, a working capital deficit of $26,000, borrowings of $196,000 under a line of credit, notes payable of $731,000 related to the acquisitions of Decorative and Screen Tech, capital lease obligations of $33,000 and available capacity under the line of credit of $54,000. The Company's capitalization, defined as the sum of long-term debt and stockholders' equity at June 30, 2001 was approximately $2,875,000.

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

During the six months ended June 30, 2001, net cash used in operating activities was $535,000. Cash used in investing activities was $67,000. Net cash provided by financing activities was $500,000, consisting of $1,270,000 from the issuance of common stock and common stock warrants, offset by net payments of $579,000, $185,000 and $3,000 on the Company's notes payable, line of credit and capital lease obligation, respectively.

In March 2000, Industrialex undertook a private placement of 2,357,000 special warrants at $0.50 per special warrant. Each special warrant was converted into one share of common stock for no additional consideration upon the Company's IPO as described below.

The Company's registration statement on Form SB-2 (SEC File No. 333-43732) covering the Company's IPO of 2,666,667 units at $0.75 was declared effective on February 9, 2001. Each unit consisted of one share of common stock and one common stock purchase warrant. Each purchase warrant entitles the holder to purchase one share of common stock for two years from the close of the IPO at a price of $1.00 in the first year and $1.25 in the second year. Thomson Kernaghan & Co. Limited acted as the Company's agent to sell 2,000,000 units in Canada only. Industrialex sold 332,882 units in this IPO directly to investors in the United States at a price of $0.75 per unit. Thomson Kernaghan & Co. Limited is not licensed to sell securities in the United States and was not involved in the sale of the units in the United States.

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

New Accounting Pronouncements

            In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company is required to implement SFAS No. 141 on July 1, 2001 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

In July 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined the impact that this statement will have on its consolidated financial position or results of operations.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None.

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

Date: August 13, 2001

INDUSTRIALEX MANUFACTURING CORP.
A Colorado corporation


By   /s/  Stephen J. King
   ---------------------------------------
   Stephen J. King
   Chief Financial Officer (Principal
   Financial and Accounting Officer)