Form 10QSB
period 2001-09-30
INDUSTRIALEX MANUFACTURING CORP
filed 2001-11-19
CIK 1114627

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

/ /  Transition report under Section 13 or 15(d) of the Exchange Act

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


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/  No / /

The number of shares of the issuer's Common Stock outstanding on October 31, 2001 was 10,121,548.

Transitional Small Business Disclosure Format (check one): Yes / /   No /X/

                     INDUSTRIALEX MANUFACTURING CORPORATION

                                   FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION:

     Item 1. Consolidated Financial Statements (Unaudited)

               Consolidated Balance Sheets
                 September 30, 2001 and December 31, 2000 ..................     3

               Consolidated Statements of Deficit
                 Three and Nine Months Ended September 30, 2001 and 2000 ...     4

               Consolidated Statements of Operations
                 Three and Nine Months Ended September 30, 2001 and 2000 ...     5

               Consolidated Statements of Cash Flows
                 Nine Months Ended September 30, 2001 and 2000 .............     6

               Notes to Unaudited Consolidated Financial Statements ........     7

     Item 2. Management' Discussion and Analysis of Financial
               Condition and Results of Operations .........................     9

PART II. OTHER INFORMATION:

     Item 1. Legal Proceedings .............................................    13
     Item 2. Changes in Securities .........................................    13
     Item 3. Defaults Upon Senior Securities ...............................    13
     Item 4. Submission of Matters to a Vote of Security Holders ...........    13
     Item 5. Other Information .............................................    13
     Item 6. Exhibits and Reports on Form 8-K ..............................    13

SIGNATURES .................................................................    14

INDUSTRIALEX MANUFACTURING CORP.

CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                                    September 30,        December 31,
                                                                        2001                 2000
                                                                    -------------        ------------
ASSETS
Current Assets:
  Cash and cash equivalents                                         $    45,765          $   129,519
  Accounts receivable, net of allowance
    for doubtful accounts of $13,500                                    452,412              662,742
  Prepaids and other current assets                                     141,958              130,044
                                                                    -----------          -----------
           Total current assets                                         640,135              922,305

Property, Plant and Equipment, net                                      408,840              361,814

Other Assets:
  Note receivable from related party                                         --              101,080
  Deferred initial public offering costs                                     --              421,621
  Goodwill, net                                                       2,482,474            2,619,274
  Other assets                                                            7,606                7,606
                                                                    -----------          -----------
           Other assets                                               2,490,080            3,149,581
                                                                    -----------          -----------
Total Assets                                                        $ 3,539,055          $ 4,433,700
                                                                    ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Bank line of credit                                               $   143,000          $   380,995
  Current portion of notes payable                                      184,141              667,180
  Accounts payable                                                      326,677              598,132
  Accrued liabilities                                                   110,991              226,646
  Current portion of capital lease obligation                            11,485               10,877
                                                                    -----------          -----------
           Total current liabilities                                    776,294            1,883,830

Notes Payable, less current portion                                      78,329              642,820


Capital Lease Obligation, less current portion                           19,782               28,474

Commitments and Contingencies

Stockholders' Equity:
  Common stock, $.01 par value - 50,000,000 authorized,
     10,121,548 and 4,450,000  issued and outstanding at
     September 30, 2001 and December 31, 2000, respectively             101,215               44,500
  Additional paid-in capital                                          3,659,026            2,457,374
  Accumulated deficit                                                (1,095,591)            (581,698)
  Deferred compensation                                                      --              (41,600)
                                                                    -----------          -----------
      Total equity                                                    2,664,650            1,878,576
                                                                    -----------          -----------
Total Liabilities and Stockholders' Equity:                         $ 3,539,055          $ 4,433,700
                                                                    ===========          ===========

See notes to consolidated financial statements.

INDUSTRIALEX MANUFACTURING CORP.

CONSOLIDATED STATEMENTS OF DEFICIT (Unaudited)

                                 Nine Months Ended September 30,
                                     2001              2000
                                 -----------       -----------
Deficit - Beginning of Year      $  (581,698)      $        --
Net loss                            (513,893)         (358,256)
                                 -----------       -----------
Deficit - End of Period          $(1,095,591)      $  (358,256)
                                 ===========       ===========

See notes to consolidated financial statements.

INDUSTRIALEX MANUFACTURING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                          Three Months Ended September 30,    Nine Months Ended September 30,
                                               2001              2000             2001               2000
                                           -----------       -----------       -----------       -----------
Revenues                                   $   928,358       $ 1,352,364       $ 3,284,297       $ 2,295,046

Cost of sales                                  692,687         1,044,263         2,544,707         1,786,525
General and administrative expense             235,217           322,657           940,750           696,372
Depreciation and amortization expense           76,878            74,057           230,634           113,527
                                           -----------       -----------       -----------       -----------
Operating loss                                 (76,424)          (88,613)         (431,794)         (301,378)
Interest expense                               (10,617)          (50,251)          (78,773)          (66,240)
Other income (expense), net                      3,072             3,084            (3,326)            9,362
                                           -----------       -----------       -----------       -----------
Net Loss                                   $   (83,969)      $  (135,780)      $  (513,893)      $  (358,256)
                                           ===========       ===========       ===========       ===========
Loss Per Share
 Basic and Diluted                         $     (0.01)      $     (0.02)      $     (0.06)      $     (0.05)
                                           ===========       ===========       ===========       ===========
Weighted Average Number of
 Common Shares Outstanding
 Basic and Diluted                           9,705,994         7,430,333         8,977,907         6,568,777
                                           ===========       ===========       ===========       ===========

See notes to consolidated financial statements.

INDUSTRIALEX MANUFACTURING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                     Nine Months Ended September 30,
                                                                         2001              2000
                                                                     -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                          $  (513,893)      $  (358,256)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                                       230,634           113,527
     Non-cash compensation                                               107,320            23,370
     Changes in operating assets and  liabilities:
       Accounts receivable                                               210,330            46,441
       Prepaids and other current assets                                 (11,914)            1,318
       Other assets                                                           --          (218,940)
       Accounts payable                                                 (271,455)          331,198
       Accrued liabilities                                              (115,655)           67,700
                                                                     -----------       -----------
          Net cash provided by (used in)
            operating activities                                        (364,633)            6,358
                                                                     -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for acquisitions, net of cash acquired                            --        (1,113,036)
   Capital expenditures                                                 (140,860)          (63,118)
                                                                     -----------       -----------
          Net cash used in investing activities                         (140,860)       (1,176,154)
                                                                     -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock and common stock warrants                  1,290,348         1,228,500
   Borrowings under (payments on) bank line of credit, net              (237,995)          376,398
   Payments on capital lease obligations                                  (8,084)           (8,377)
   Payments on notes payable                                            (622,530)         (262,851)
   Amounts collected from related parties under note receivable               --            11,449
   Amount loaned to related party under note receivable                       --          (130,000)
   Distributions to member                                                    --           (16,034)
                                                                     -----------       -----------
          Net cash provided by financing activities                      421,739         1,199,085
                                                                     -----------       -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (83,754)           29,289

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           129,519            39,930
                                                                     -----------       -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $    45,765       $    69,219
                                                                     ===========       ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                                            $    78,773       $    66,240
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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2001, and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature.

The financial statements include the accounts of Industrialex Manufacturing Corp. and its wholly owned subsidiaries, Broomfield Industrial Painting, Inc. (Broomfield), Decorative and Coating Systems, Inc. (Decorative) and Screen Tech Graphics, Inc. (Screen Tech.) All significant intercompany transactions have been eliminated.

The results of operations for the three month and nine month periods ended September 30, 2001 are not necessarily indicative of the results that ultimately may be achieved for the entire year and cannot be used to indicate financial performance for the entire year.

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

Note 4. Debt Restructuring

     On April 4, 2001, a $610,000 note issued in connection with the acquisition of Screen Tech under a stock purchase agreement dated June 7, 2000 was retired as follows:

     a)   $350,000 was paid in cash;

     b) $160,000 was paid by delivery of 213,333 shares of the Company's common stock and;

     c) $100,000 is being paid in 18 equal monthly installments of principal and interest which began on May 15, 2001. The note bears interest at 8.0%.

On April 17, 2001, a $700,000 note issued in connection with the acquisition of Decorative under a stock purchase agreement dated May 1, 2000 was retired as follows:

     a)   $200,000 was paid in cash;

     b) $265,000 was paid by delivery of 353,333 shares of the Company's common stock and;

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

You should understand that various factors, in addition to those discussed elsewhere in this document and the risk factors set forth in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, and other factors as may be identified from time to time in the Company's filings with the Securities and Exchange Commission or in the Company's press releases, could affect the future results of the Company and could cause results to differ materially from those expressed in such forward-looking statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

RESULTS OF OPERATIONS

     The following table sets forth various items as a percentage of revenues for the three and nine months ended September 30, 2001 and 2000.

                                             Three Months Ended      Nine Months Ended
                                               September 30,           September 30,
                                             ------------------      ------------------
                                              2001        2000        2001        2000
                                             ------      ------      ------      ------
Revenues                                     100.0%      100.0%      100.0%      100.0%
Cost of sales                                 74.6%       77.2%       77.5%       77.8%
General and administrative expenses           25.3%       23.8%       28.6%       30.3%
Depreciation and amortization expense          8.3%        5.5%        7.0%        5.0%
Operating loss                                -8.2%       -6.5%      -13.1%      -13.1%
Interest expense                              -1.1%       -3.7%       -2.4%       -2.9%
Other income (expense), net                    0.3%        0.2%       -0.1%        0.4%
Net loss                                      -9.0%      -10.0%      -15.6%      -15.6%

COMPARISON OF THE COMPANY'S RESULTS FOR THE QUARTER ENDED SEPTEMBER 30, 2001 AND 2000

     Revenues decreased $424,000, or 31.4%, to $928,000 for the quarter ended September 30, 2001 from $1,352,000 for the quarter ended September 30, 2000. This decrease was due primarily to a decrease in revenues from existing customers, including a customer who closed its local manufacturing facility.

     Cost of sales decreased $351,000, or 33.6%, to $693,000 for the quarter ended September 30, 2001 from $1,044,000 for the same period in 2000. As a percentage of revenues, cost of sales decreased 2.6% to 74.6% in 2001, from 77.2% in 2000. This decrease is due primarily to a reduction in direct labor and material costs of approximately $319,000, or 4.7%, as a percentage of revenues, offset by an increase of approximately 2.1%, as a percentage of revenues, due to fixed or semi-variable expenses such as rent, utilities and insurance which increased, as a percentage of revenues, due to the decrease in revenues noted above.

     General and administrative expenses decreased $88,000, or 27.2%, to $235,000 for the quarter ended September 30, 2001 from $323,000 for the same period in 2000. This decrease is due primarily to the elimination of certain positions during 2001 and the transfer of an employee to operations from administration, along with certain other expense reductions related to the general operation of the Company.

     Depreciation and amortization expense increased $3,000, or 4.1%, to $77,000 for the quarter ended September 30, 2001 from $74,000 for the same period in 2000. This increase is due to depreciation on capital additions since October 1, 2000.

     Interest expense decreased $39,000, or 22.0%, to $11,000 for the quarter ended September 30, 2001 from $50,000 for the same prior year period. This decrease is due to a decrease of $33,000 in interest expense on notes payable issued in connection with the acquisitions of Decorative and Screen Tech due to the debt restructuring noted above and a decrease of $6,000 in interest expense on the line of credit and capital lease obligation due to reductions in the outstanding balances.

COMPARISON OF THE COMPANY'S RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

     Revenues increased $989,000, or 43.1%, to $3,284,000 for the nine months ended September 30, 2001 from $2,295,000 for the same period in 2000. We acquired Broomfield, Decorative and Screen Tech in April, May and July of 2000, respectively. These acquisitions represented an increase in revenues of $1,249,000 during the nine months ended September 30, 2001. This increase was offset by a decrease in revenues from existing customers.

     Cost of sales increased $758,000, or 42.4%, to $2,545,000 for the nine months ended September 30, 2001 from $1,787,000 for the same period in 2000. The acquisition of Broomfield, Decorative and Screen Tech, noted above, increased cost of sales by approximately $1,002,000, or 80.2% as a percentage of revenues acquired, as noted above. This increase was offset by a reduction in cost of sales, not including the effect of acquisitions, of approximately $244,000. The combined effect resulted in cost of sales decreasing slightly to 77.5% in 2001, from 77.8% in 2000.

     General and administrative expenses increased $245,000, or 35.2%, to $941,000 for the year-to-date ended September 30, 2001 from $696,000 for the same period in 2000. The acquisition of Broomfield, Decorative and Screen Tech, noted above, increased G&A by approximately $242,000. The remaining increase is comprised primarily of an increase in salary expense due to the addition of two executive officers in May of 2000 and a one-time charge of approximately $80,000 related to severance costs for an executive of the Company. These increases were offset by the elimination of certain positions during 2001 and the transfer of an employee to operations from administration, along with certain other expense reductions related to the general operation of the Company.

     Depreciation and amortization expense increased $117,000, or 103%, to $231,000 for the year-to-date ended September 30, 2001 from $114,000 for the same period in 2000. This increase is due primarily to increases of $66,000 in amortization of goodwill, $35,000 in depreciation expense related to the acquisitions noted above and $16,000 in depreciation on capital additions January 1, 2000.

     Interest expense increased $13,000, or 19.7%, to $79,000 for the nine months ended September 30, 2001 from $66,000 for the prior year period. This increase is due to an increase of $16,000 in interest expense on the line of credit noted above, offset by a decrease of $3,000 in interest expense on the notes payable issued in connection with the acquisitions of Decorative and Screen Tech as a result of the debt restructuring noted above.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended September 30, 2001, the Company incurred a net loss of approximately $514,000. The Company has a line of credit with a bank with a balance of approximately $143,000 at September 30, 2001 that matured on October 10, 2001. The Company is working with the bank and management believes the line of credit will be extended. The line of credit is also personally guaranteed by an officer and majority shareholder of the Company. In its operating plan, the Company contemplates generating positive cash flows from operations commencing in the fourth quarter of 2001, largely through a reduction in payroll and payroll related costs. The most significant components of the Company's cost structure are payroll, benefits and other related costs that vary largely with headcount. If the Company's current cash management activities do not alleviate the near-term liquidity issues, the Company has a contingency plan that can further reduce operating and overhead costs quickly so as to remain a going concern. The cost reductions included in the contingency plan could have an impact on the timing and ultimate amount of future revenues.

At September 30, 2001, the Company had cash of $46,000, a working capital deficit of $136,000, borrowings of $143,000 under a line of credit, notes payable of $262,000 related to the acquisitions of Decorative and Screen Tech, capital lease obligations of $31,000 and available capacity under the line of credit of $107,000. The Company's capitalization, defined as the sum of long-term debt and stockholders' equity at September 30, 2001, was approximately $2,763,000.

The Company has financed its operational growth and acquisitions primarily from internally generated cash flow from operations, borrowings under the line of credit and the issuance of equity securities.

The Company anticipates that its cash flow from operations and borrowings under the line of credit will provide sufficient cash to enable the Company to meet its working capital needs and debt service requirements through 2001. In the event that cash flow from operations, if any, together with the proceeds of any future financings, are insufficient to meet the Company's working capital needs and the expenditures for debt service and facility expansion, Industrialex will be required to re-evaluate its planned expenditures and expansion plans.

Management believes Industrialex will require additional funding to execute any future expansion plans.

During the nine months ended September 30, 2001, net cash used in operating activities was $365,000. Cash used in investing activities was $141,000. Net cash provided by financing activities was $422,000, consisting of $1,290,000 from the issuance of common stock and common stock warrants, offset by net payments of $622,000, $238,000 and $8,000 on the Company's notes payable, line of credit and capital lease obligation, respectively.

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

Industrialex does not have any commitments for material capital expenditures for either the near or long term and none are presently contemplated over normal operating requirements. Industrialex intends to consolidate the Longmont, Broomfield and Decorative facilities into a single leased facility. This action is contemplated as part of Industrialex's consolidation of the conformal coating companies in Colorado. The Company expects to fund this consolidation primarily with cash flows from operations and borrowings, including borrowings under the line of credit, as well as the issuance of additional equity or debt. To the extent the Company funds a significant portion of the consideration for the consolidation with cash, it may have to increase the amount available for borrowing under the line of credit or obtain other sources of financing through public or private sale of debt or equity securities.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. The Company implemented SFAS No. 141 on July 1, 2001. Implementation of this standard had no material impact to the Company's financial condition or results of operations.

In July 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined the impact that this statement will have on its consolidated financial position or results of operations.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company is required to implement SFAS No. 144 no later than January 1, 2002. SFAS No. 144 contains the fundamental provisions of existing generally accepted accounting principles with respect to the recognition and measurement of long-lived asset impairment contained in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." However, SFAS No. 144 provides new guidance intended to address certain significant implementation issues associated with SFAS No. 121, including expanded guidance with respect to appropriate cash flows to be used to determine whether recognition of any long-lived asset impairment is required, and if required, how to measure the amount of the impairment. SFAS No. 144 also requires that any net assets to be disposed of by sale be reported at the lower of carrying value or fair value less cost to sell, and expands the reporting of discontinued operations to include any component of an entity with operations and cash flow that can be clearly distinguished from the rest of the entity. The Company has not completed its evaluation of the potential impact of this statement on the Company's consolidated financial position or results of operations.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     On September 18, 2001, the Colorado Civil Rights Division ("the Division") notified the Company that a former employee filed a charge of alleged discrimination, based on physical disability, with the Division. The charge is styled as "Renee Kilpatrick vs. Screen Tech Graphics."

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

Date: November 19, 2001


INDUSTRIALEX MANUFACTURING CORP.
A Colorado corporation

By  /s/ Stephen J. King
    -------------------------------
    Stephen J. King
     Chief Financial Officer
      (Principal Financial and Accounting Officer)