Form 10KSB
period 2001-12-31
INDUSTRIALEX MANUFACTURING CORP
filed 2002-06-04
CIK 1114627

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the fiscal year ended December 31, 2001

[ ] Transitional report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from               to
                               -------------    --------

Commission file number  333-43732

                        Industrialex Manufacturing Corp.
                 (Name of Small Business Issuer in Its Charter)

                 Colorado                                    84-1454260
     (State or Other Jurisdiction of                      (I.R.S. Employer
     Incorporation or Organization)                       Identification No.)

        63-A South Pratt Parkway
               Longmont, CO                                     80501
(Address of Principal Executive Offices)                      (Zip Code)

                                  303-651-6672
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                                                   Name of Each Exchange
       Title of Each Class                          On Which Registered
       -------------------                         ---------------------
----------------------------------            ----------------------------------


----------------------------------            ----------------------------------

Securities registered under Section 12(g) of the Exchange Act:

--------------------------------------------------------------------------------
                                (Title of Class)


--------------------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for the year ended December 31, 2001 were $3,971,972.

The aggregate market value of the voting common stock held by non-affiliates on April 30, 2002 was $2,934,926.

The number of shares of the issuer's Common Stock outstanding on April 30, 2002 was 12,121,548.

Transitional Small Business Disclosure Format (check one): Yes [ ]; No [X]


                       DOCUMENTS INCORPORATED BY REFERENCE

Certain Exhibits to this Annual Report on Form 10-KSB have been incorporated by reference. See Index to Exhibits on Page 28.

                     INDUSTRIALEX MANUFACTURING CORPORATION

                          ANNUAL REPORT ON FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS


Item                                                                          Page
Number                                                                       Number
------                                                                       ------
                                     PART I

  1       Description of Business .............................................  4
  2       Description of Property ............................................. 12
  3       Legal Proceedings ................................................... 13
  4       Submission of Matters to a Vote of Security Holders ................. 13

                                     PART II

  5       Market for Common Equity and Related Stockholder Matters ............ 13
  6       Management's Discussion and Analysis of Financial Condition and
              Results of Operations ........................................... 14
  7       Financial Statements ................................................ 23
  8       Changes In and Disagreements with Accountants on Accounting and
              Financial Disclosure ............................................ 23

                                    PART III

  9       Directors, Executive Officers, Promoters and Control Persons:
              Compliance with Section 16(a) of the Exchange Act ............... 23
 10       Executive Compensation .............................................. 25
 11       Security Ownership of Certain Beneficial Owners and Management ...... 25
 12       Certain Relationships and Related Transactions ...................... 26
 13       Exhibits and Reports on Form 8-K ..................................   28
          Signatures ........................................................   29

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


                                     PART I

Item 1. Description of Business.

         Industrialex is a provider of protective coating services to a broad range of companies in the manufacturing industry. Our services include the application of chemical adhesions, conformal coating, shielding, powder coating, liquid painting and screen printing, to four categories of general products: metal, plastic, glass and printed circuit board assemblies. These various adhesion processes provide many benefits including enhanced general aesthetics and protection from hostile environments, corrosion and electrostatic discharge. The markets we serve include high technology, medical, aerospace, defense, consumer electronics, data storage, semiconductor, transportation and general manufacturing.

RECENT DEVELOPMENTS

         In February of 2002, Industrialex undertook a private placement of 1,750,000 common shares at $0.20 per share. The Company sold the common shares in this placement directly to investors in Canada and in the United States under an exemption provided by Section 4(2) of the Securities Act of 1933.

In January of 2002, Industrialex issued 250,000 shares of common stock to an officer and majority shareholder of the Company in return for the officer's personal guarantee on the Company's line of credit described below.

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

OVERVIEW OF OPERATIONS

         The specific coating services required by our customers will vary depending upon the nature of the product to be coated and the environment within which that product will be used. The following table demonstrates the specific application for each coating service provided by Industrialex and each of its subsidiaries:

                    Metal and Plastic Products     Painted Circuit Board Assembly Products
                 -------------------------------   ----------------------------------------
                 Screen Printing   Powder  Paint   Urethane   Potting   Silicon   Shielding
                 ---------------   ------  -----   --------   -------   -------   ---------
Industrialex                                           X          X        X          X
Broomfield                            X      X
Decorative                            X      X
Screen Tech            X              X      X

We currently operate out of three facilities, all located in Colorado. These facilities are equipped with a total of 12 coating chambers. Two of the facilities are located in northern Colorado and one facility is located in southern Colorado. These facilities range in size from 6,500 square feet to 16,000 square feet of production space. Currently, we employ 61 personnel. Each facility is managed by a general manager who oversees day-to-day operations.

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

Our current facilities have two chambers dedicated to conformal coating, six chambers dedicated to powder coating and three chambers dedicated to liquid coating. This allows for reduction of cross contamination among different coating applications.

In December of 2001, Industrialex entered into a lease with an officer and majority shareholder of the Company for a 50,000 square foot plant and office located in Arvada, Colorado. We are in the process of equipping the facility with equipment from the Westminster location as well as an automated paint line we acquired in July of 2001. We plan to consolidate our operations in the facility, beginning in June of 2002. This action is contemplated as part of our consolidation of the conformal coating companies in Colorado.

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

MARKETING

         Our goal is to become a leading provider of a full spectrum of coating applications for the manufacturing industry. We plan to grow the business regionally in two phases. Phase One will be in the Colorado region and Phase Two will encompass all of North America. During Phase One, we will establish two facilities in the Colorado region. These facilities will integrate the operations of the acquired companies and will be replicated and rolled out throughout the subsequent phases. Due to the general downturn in the economy during 2002, Management expects to begin Phase Two in 2003 rather than in 2002, as originally planned.

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

COMPETITION

         There are both competing technologies and competing companies in the protective coating services industry. We do not propose to engage in research and development or to incur expenses associated with new product development. Instead, we will focus on developing and strengthening our current competitive advantage, which is breadth of knowledge in the coating process. Because management believes we have better knowledge of the coating process than our competitors and can use that knowledge to generate economies of scale and shorter turn around times, Industrialex can compete with other companies on the basis of price and customer services. Our competition within the Colorado market consists of companies that compete in our business segment or that provide the same complement of services which include the application of chemical adhesions, conformal coating, shielding, powder coating, liquid painting and screen printing, to four categories of general products: metal, plastic, glass and printed circuit board assemblies.

PATENTS, TRADEMARKS AND COPYRIGHTS

         We rely solely on general trademark and copyright law to protect our products and have neither formally registered trademarks or copyrights nor obtained any patent protection for any products.

PERSONNEL

         At December 31, 2001 we employed approximately 44 employees, all of which worked on a full-time basis. Of these, 7 employees served in management and administration capacities, 3 employees served in production management capacities and 34 employees served in production capacities. None of our employees are subject to collective bargaining agreements. Management believes relations with employees are good.

ACQUISITIONS

         The following is a description of the acquisitions made by Industrialex during the past five fiscal years.

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

(b) a promissory note in the principal amount of $700,000 bearing interest at a rate of 12% per annum and originally due on or before October 1, 2000, but extended to be due December 31, 2001, delivered to the Decorative stockholders on closing; and

(c) an aggregate of 200,000 special warrants, valued at $1.00 each, delivered to the Decorative stockholders at closing, convertible into 200,000 shares at the IPO, for no additional consideration. Each Decorative stockholder agreed, upon the IPO, to enter into a lock-up agreement pursuant to which each Decorative stockholder agreed not to sell or transfer 70% of their Industrialex shares for a period of nine months following the IPO.

The acquisition of Decorative closed on May 1, 2000.

On April 17, 2001, the $700,000 note listed above was retired as follows:

         (a)      $200,000 was paid in cash;

         (b) $265,000 was paid by delivery of 353,333 shares of the Company's common stock and,

         (c) $235,000 was paid by delivery of a promissory note, with principal and interest to be paid in 24 equal monthly installments beginning on May 17, 2001. The note bears interest at 8.0%.

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

(b) a promissory note in the principal amount of $610,000, bearing interest at 12% per annum and due on or before December 31, 2000, delivered to the Screen Tech stockholders at closing; and

(c) an aggregate of 90,000 special warrants, valued at $1.00 each, delivered to the Screen Tech stockholders at closing, convertible into 90,000 shares at the IPO, for no additional consideration. Each Screen Tech stockholder agreed, upon the IPO, to enter into a lock-up agreement pursuant to which each Screen Tech stockholder agreed not to sell or transfer 90% of their Industrialex shares for a period of nine months following the IPO.

The acquisition of Screen Tech closed on July 5, 2000.

On April 4, 2001, the $610,000 note listed above was retired as follows:

         (a)      $350,000 was paid in cash;

         (b) $160,000 was paid by delivery of 213,333 shares of the Company's common stock and;

         (c) $100,000 was paid by delivery of a promissory note, with principal and interest to be paid in 18 equal monthly installments beginning on May 15, 2001. The note bears interest at 8.0%.

In April of 2002, the Company's two largest note holders agreed to extend the terms of their notes. Interest only will be paid through August of 2002, at which time the status of principal payments will be reviewed.

Item 2. Description of Property.

         Our principal corporate office, along with our Longmont facility, is located in approximately 4,800 square feet of space in Longmont, CO under a lease that expired on May 1, 2001. We have signed an agreement to extend this lease on a month-to-month basis. For our operations, we also lease approximately; 15,000 square feet of space in Denver, CO under a lease that expired on January 31, 2002. We are presently negotiating a short-term extension of this lease. We also lease 16,000 square feet of space in Colorado Springs, CO under a lease that expires on May 31, 2005.

In December of 2001, we consolidated the operations of our Westminster location with the operations of our Denver location. Our lease on the Westminster location was on a month-to month basis, since May 31, 2001.

We are in the process of consolidating our operations into a larger space, as described above, as part of our consolidation strategy described above.

Item 3. Legal Proceedings.

         On September 18, 2001, the Colorado Civil Rights Division notified the Company that a former employee of Screen Tech Graphics, Inc., Renee Kilpatrick, filed a charge of alleged discrimination, based on physical disability, with the Division. The claimant is seeking back pay and benefits, assurance against retaliation and other and further relief as may exist within the Commission's power and which the Commission deems necessary and proper. The Company has responded to the charge, denying the allegation. The Division has not yet acted on this charge.

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


The Company's common stock is quoted on the Canadian Venture Exchange (the "CDNX") under the symbol "IXC.U." Additionally, the Company's common stock purchase warrants are also quoted on the CDNX under the symbol "IXC.WT.U." The following table sets forth, for the period indicated, the range of high and low sales prices per share of common stock, as reported on the CDNX.

2001

                                                            High        Low
                                                            ----        ---
First Quarter (March 21, 2001 through March 31, 2001)      $0.75       $0.30
Second Quarter                                              0.45        0.21
Third Quarter                                               0.22        0.17
Fourth Quarter                                              0.30        0.08

No common stock purchase warrants have traded. At April 30, 2002 the last reported sale price of the common stock was $0.40, and the number of holders of record of the common stock was approximately 90. This does not include the number of persons whose stock is in nominee or "street name" accounts through brokers.

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

RECENT SALES OF UNREGISTERED SECURITIES

During the period following the Company's incorporation through the date of this Annual Report on Form 10-KSB, the Company has issued the following shares:

                                       NUMBER OF      PRICE PER       TOTAL
                       DATE          ISSUED SHARES      SHARE     CONSIDERATION
                 -----------------   -------------    ---------   -------------
Prior sales:     September 6, 2001   566,666(1)(2)      $0.750       $425,000


(1) The Company issued 566,666 shares to Decorative and Screen Tech stockholders to retire $425,000 in notes payable related to the acquisitions of Decorative and Screen Tech.

(2) The Company issued these shares in exempt transactions under Section 4(2) of the Securities Act of 1933 as no public offering was involved.

In January of 2000 the Company issued 400,000 warrants to BVP to acquire Company stock at $0.25 per share in consideration for assistance in acquisitions. The Company issued BVP an additional 560,000 warrants upon the completion of the Company's initial public offering in consideration for assistance in raising capital. In January 2001, BVP agreed to a reduction in the number of warrants granted pursuant to its consulting agreement from 960,000 to 865,000. The warrants became exercisable as follows: 375,000 at $0.25 per share in January, 2000, of which 200,000 shares were exercised in September, 2000; 314,375 at $1.00 per share as of May, 2000 and 175,625 at $0.75 upon the completion of the IPO.

In March of 2000 the Company commenced a private placement of 2,357,000 special warrants at $0.50 to officers and friends of the Company. In conjunction with the Company's IPO each special warrant was converted into one share of the Company's common stock at no additional cost.

During 2001 and 2000, the Company granted 297,000 and 390,000 options, respectively, to purchase shares of common stock to its employees and to its non-employee directors and a non-employee consultant under the terms of the Company's Stock Option Plan.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         This report contains forward-looking statements within the meaning of
Section 72A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual events and/or future results of operations may differ materially from those contemplated by such forward-looking statements, as a result of the factors described herein, and in the documents incorporated herein by reference, including, in particular, those factors described under "Risk Factors."

Introduction

         Industrialex is a provider of protective coating services to a broad range of companies in the manufacturing industry. Our services include the application of chemical adhesions, conformal coating, shielding, powder coating, liquid painting and screen printing, to four categories of general products: metal, plastic, glass and printed circuit board assemblies. These various adhesion processes provide many benefits including enhanced general aesthetics and protection from hostile environments, corrosion and electrostatic discharge. The markets we serve include high technology, medical, aerospace, defense, consumer electronics, data storage, semiconductor, transportation and general manufacturing.

We incurred operating losses and net losses for 2001 and 2000. During 2001 and 2000, we began to implement our strategy to focus on Colorado as a model for our national roll-up plan. We incurred increasing operating and net losses as we increased our operating expenses to build our infrastructure. Such growth requires significant up-front investments including the costs to hire additional staff and create the facility to deliver our services. These costs are generally incurred some time before significant revenue is generated. As a result of unfavorable economic conditions in the United States, our revenue has and may continue to decline. If the economic conditions in the United States continue to worsen or if a wider economic slowdown occurs, we may experience a material adverse impact on our business, operating results and financial condition. During these unfavorable economic periods, it may be more difficult to obtain new customers or expand relationships with existing customers.

Our quarterly operating results may continue to fluctuate in the future based on a number of factors, many of which are beyond our control. We believe that period-to-period comparisons of operating results should not be relied upon as predictive of future performance. Our prospects must be considered in light of the risks, expenses and difficulties encountered in the protective coating industry, particularly given that we face an uncertain economic environment. We may not be successful in addressing such risks and difficulties.

Critical Accounting Policies and Estimates

Management's discussion and analysis of its financial condition and results of operation are based upon Industrialex's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements require Industrialex to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates these estimates. Industrialex bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include revenue recognition policies, valuation of accounts receivable, the assessment of recoverability and measuring impairment of long-lived, tangible and intangible assets and goodwill, and consolidation reserve.

         Revenue recognition. The Company recognizes revenue upon completion of conformal coating and shipment of product to customer.

         Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments of amounts due to us. The allowance is comprised of specifically identified customer account balances for which collection is currently deemed doubtful. In addition to specifically identified accounts, estimates of amounts that may not be collectible are made based on actual historical bad debt write off experience of those accounts whose collection is not yet deemed doubtful but which may become doubtful in the future if the financial condition of our customers were to deteriorate.

         Valuation of long-lived, tangible and intangible assets and goodwill. The Company periodically evaluates the recoverability of the carrying value of its long-lived, tangible and intangible assets and goodwill whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. Recoverability of these assets is evaluated by comparing the forecasted undiscounted future cash flows of the operation to which the assets relate to the net book value, including associated intangible assets, of such operation. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on the discounted cash flows or appraised values, whichever is more readily determinable, depending on the nature of the assets. Net long-lived tangible and intangible assets and goodwill amounted to approximately $2,796,000 as of December 31, 2001.

In 2002, Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, ("FAS 142") became effective and as a result, Industrialex will cease to amortize goodwill. The Company estimates that the reduction of amortization expense following the implementation of FAS 142 will result in a $0.02 increase in earnings per diluted share in 2002. In lieu of amortization, Industrialex will perform an initial impairment review of its goodwill in 2002 and an annual impairment review thereafter. Industrialex is currently in the process of completing the initial impairment review. The Company does not expect to record an impairment charge upon completion of the initial impairment review, however, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

         Consolidation reserve. Late in 2001, we began planning and implementing a comprehensive initiative to consolidate our plant capacity. In December of 2001, we entered into a lease for a new facility located in Arvada, Colorado, which will become our corporate headquarters as well as our plant facility. As a result of this initiative, we recorded consolidation charges in the fourth quarter of 2001 of $365,000 to continuing operations for this initiative, primarily for facility consolidation and exit costs. Each reporting period we will review these estimates based on the status of execution of our consolidation plan and, to the extent that these assumption change due to changes in market conditions and our business, the ultimate consolidation expenses could vary by material amounts.

This information should be read in conjunction with the financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-KSB. Financial information for each of the two years in the period ended December 31, 2001 has been derived from the audited financial statements.

                                                    Year Ended December 31,
                                                  ----------------------------
                                                      2001             2000
                                                  -----------      -----------
Income statement information
     Revenues                                     $ 3,971,972      $ 3,681,521
     Cost of sales                                  3,155,387        2,928,255
     General and administrative expenses            1,248,402        1,033,580
     Depreciation and amortization expense            342,913          193,638
     Consolidation expenses                           365,000               --
     Facility start-up costs                           24,807               --
     Other (income) expenses                           89,747          107,746
                                                  -----------      -----------
     Net loss                                     $(1,254,284)     $  (581,698)
                                                  ===========      ===========
Balance sheet information
     Total assets                                 $ 3,205,125      $ 4,433,700
     Total current liabilities                    $ 1,076,313      $ 1,883,830
     Working capital deficit                      $  (696,030)     $  (961,525)
     Equity                                       $ 1,922,759      $ 1,878,576

RESULTS OF OPERATIONS

         The following table sets forth various items as a percentage of revenues for 2001 and 2000.

                                                   Years Ended December 31,
                                                  ----------------------------
                                                      2001             2000
                                                  -----------      -----------
Revenues                                                100.0%           100.0%
Cost of sales                                            79.4%            79.5%
General and administrative expenses                      31.4%            28.1%
Depreciation and amortization expense                     8.6%             5.3%
Consolidation charges                                     9.2%             0.0%
Facility start-up costs                                   0.6%             0.0%
Operating loss                                          (29.2)%          (12.9)%
Interest expense                                          2.2%             3.3%
Other (income) expense, net                               0.1%            (0.4)%
Net loss                                                (31.5)%          (15.8)%


COMPARISON OF YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

         Revenues increased $290,000, or 7.9%, to $3,972,000 for the year ended December 31, 2001 from $3,682,000 for 2000. We acquired Broomfield, Decorative and Screen Tech in April, May and July of 2000, respectively. The increase in revenues is due primarily to the inclusion of these acquisitions for the entire year of 2001. The incremental increase from these acquisitions during 2001 was $651,000. This increase was offset by a decrease in revenue from existing customers of $361,000, related to the overall downturn in the economy during 2001.

         Cost of sales increased $227,000, or 7.8%, to $3,155,000 for the year ended December 31, 2001 from $2,928,000 for the same period in 2000. As a percentage of revenues, cost of sales remained stable, decreasing slightly to 79.4% in 2001, from 79.5% in 2000. We were able to maintain our cost of sales, as a percentage of revenues, despite increases in our costs mainly by reducing material and payroll costs by allocating certain work from our older facilities to our facility which is newer and more efficient and by reducing our employee base.

         General and Administrative expenses increased $214,000, or 20.7%, to $1,248,000 for 2001 from $1,034,000 for 2000. The acquisition of Broomfield, Decorative and Screen Tech, noted above, increased G&A by approximately $371,000. This increase was offset by the elimination of certain positions during 2001 and the transfer of an employee to operations from administration, along with certain other expense reductions related to the general operation of the Company.

         Depreciation and Amortization expense increased $149,000, or 76.8%, to $343,000 for 2001 from $194,000 for 2000. We acquired Broomfield, Decorative and Screen Tech in April, May and July of 2000, respectively. This increase is due to a full year of amortization during 2001 of the goodwill related to these acquisitions.

         Consolidation charges are the result of a comprehensive initiative to consolidate our plant capacity implemented in late 2001. In December of 2001, we entered into a lease for a new facility located in Arvada, Colorado, which will become our corporate headquarters as well as our new plant facility. The Company recorded consolidation charges in the fourth quarter of 2001 of $365,000 to continuing operations for this initiative, primarily for facility exit costs consisting of rent, utilities, facility repair and clean-up, taxes and insurance.

         Facility start-up costs are the result of the consolidation plan described above. These costs are associated with the new facility and are comprised primarily of rent, utilities and insurance.

         Interest expense decreased $36,000, or 29.3%, to $87,000 for 2001 from $123,000 for 2000. This decrease is due primarily to a decrease in the outstanding balance of the notes payable issued in connection with the acquisitions of Decorative and Screen Tech as a result of scheduled payments, combined with the debt restructuring noted above.

Liquidity and capital resources

         During the year ended December 31, 2001 we used cash in operations in the amount of $62,000 compared to cash generated from operations of $31,000 for 2000. This is a result primarily of an increase of $672,000 in net loss to $1,254,000 for 2001, compared to a net loss of $582,000 for 2000. This increase in net loss was offset by a) an increase in non-cash adjustments to reconcile net loss to net cash of $627,000, to $873,000 for 2001 compared to $246,000 for 2000, and b) a decrease in changes in operating assets and liabilities, excluding the effects of business acquisitions of $48,000, to $320,000 for 2001 compared to $368,000 in 2000.

Cash used in investing activities totalled $157,000 for 2001 compared to $1,161,000 for 2000, due primarily to the acquisitions of Broomfield, Decorative and Screen Tech in 2000.

Cash generated by financing activities was $94,000 for 2001, compared to $1,220,000 for 2000. In 2001, we issued a total of $986,000 in common stock and common stock warrants, net of offering costs. We paid $673,000 on notes payable and capital lease obligations and we also paid $219,000 to reduce the balance of our line of credit.

Cash and cash equivalents decreased by approximately $125,000 for 2001, compared to an increase of approximately $90,000 in 2000.

Working capital deficit at December 31, 2001 was approximately $696,000 compared to working capital deficit of approximately $962,000 at December 31, 2000. The increase in working capital is due to a) a reduction in the bank line of credit and accounts payable due cash provided by the Company's initial public offering in March of 2001; b) a reduction in the notes payable associated with Industrialex's acquisition of Decorative and Screen Tech due to scheduled payments, as well as the debt restructuring of these notes described above. These increases in working capital were offset by a) a decrease in accounts receivable due to decreasing sales during the last half of 2001 as a result of the weakness of the general economy; b) a reserve recorded for facility consolidation; and c) a net operating loss of $1,254,000 during 2001.

In March of 2000, Industrialex undertook a private placement of 2,357,000 special warrants at $0.50 per special warrant. Each special warrant was converted into one share of common stock for no additional consideration upon the Company's IPO as described below.

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

The net proceeds to us from the sale of units in this IPO at the initial public offering price of $0.75 per unit totaled approximately $867,000, net of offering costs.

We used these net proceeds to reduce our acquisition debt, to reduce the outstanding balance on our bank line of credit and for working capital to fund our operations.

Capital Resources

         During the year ended December 31, 2001, the Company incurred a net loss of approximately $1,254,000 and used cash in operating activities of approximately $365,000. The Company has a line of credit with a bank with a balance of approximately $181,000 at April 30, 2002 ($162,000 at December 31,
2001) that matured on April 10, 2002. The Company is working with the bank and management believes the due date on the line of credit will be extended. The line of credit is also personally guaranteed by an officer and majority shareholder of the Company. In its operating plan, the Company contemplates generating positive cash flows from operations during 2002 due to the consolidation of its operations into a facility which management believes will be more efficient than its current, smaller facilities. Management anticipates that capacity will be increased by approximately 100%, without a corresponding increase in labor, materials or other operating costs. The most significant components of the Company's cost structure are payroll, benefits and other related costs that vary largely with headcount.

Industrialex's cash flow decreased for the year ended December 31, 2001, from 2000, due primarily to a net operating loss, payments on our bank line of credit, accounts payable and accrued liabilities. These payments were partially offset by the proceeds of our initial public offering described above.

Cash and cash equivalents decreased to approximately $4,000 at December 31, 2001 from approximately $130,000 at December 31, 2000, with the decrease due to the issues described above.

Management anticipates that Industrialex will continue to invest resources in completing the roll-up of its industrial coating companies in 2002 and will require additional funds to support the consolidation of these entities.

Industrialex intends to expend approximately $250,000 on equipment and facility enhancements to consolidate Longmont, Broomfield and Decorative facilities into a leased facility equipped with updated manufacturing lines. These expenditures are contemplated as part of Industrialex's consolidation of the industrial coating companies in Colorado.

The Company has financed its operational growth and acquisitions primarily from internally generated cash flow from operations, borrowings under the line of credit and the issuance of equity securities.

The Company anticipates that its cash flow from operations, borrowings under the line of credit and the proceeds from the issuance of equity securities in February of 2002, described below, will provide sufficient cash to enable the Company to meet its working capital needs and debt service requirements through 2002. In the event that cash flow from operations, if any, together with the proceeds of any future financings, are insufficient to meet the Company's working capital needs and the expenditures for debt service and facility expansion, Industrialex will be required to re-evaluate its planned expenditures and expansion plans.

In February of 2002, Industrialex undertook a private placement of 1,750,000 common shares at $0.20 per share. The Company sold the common shares in this placement directly to investors. The net proceeds to us from the sale of common stock, after deducting estimated expenses of approximately $7,000 was $343,000.

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

Seasonality and inflation

         The Company does not believe that seasonality affects its operations in a material manner. Management does not believe that inflation had a material effect on income during 2001. Increases in labor, materials or other operating costs could adversely affect the Company's operations. In the past, however, the company generally has been able to increase prices or modify its operating procedures to substantially offset increases in its operating costs.

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

         Our future success depends in significant part upon the continued service of certain key management personnel. Key personnel of Industrialex include Ahmad Akrami, Chief Executive Officer, Stephen King, Chief Financial Officer and the executive management of its operating facilities; Mark Trawinski, Joseph Triolo, Jr., Mark Harmon and Mansour Akrami. Industrialex has entered into employment agreements with its key personnel. All of the agreements contain confidentiality provisions that are unrestricted as to time, and non-competition and non-solicitation provisions.

Competition for such personnel is particularly intense in the coating industry, and there can be no assurance that Industrialex can retain its key personnel or that it can attract, assimilate or retain other highly qualified personnel in the future.

We Rely On Sales to a Small Number of Customers, the Loss of Any One of Which Could Have an Adverse Impact On Revenues.

         We derive a substantial portion of our revenue from a limited number of customers, the loss of any one of which could adversely impact our operations. Our five largest customers represented 26% and 37% of total revenues for the years ended December 31, 2001 and 2000, respectively. These customers also represented 24% and 39% of total accounts receivable at December 31, 2001 and 2000, respectively. We anticipate that our operating results will continue to depend on sales to a relatively small number of customers. None of our current customers has any minimum purchase obligations, and they may stop placing orders with us at any time, regardless of any forecast they may have previously provided.

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

Even With the Proceeds From Our Initial Public Offering and Subsequent Private Placement, We May Not Have Sufficient Funds to Cover Expenses.

         There can be no assurance that cash flow from operations together with working capital and net proceeds from our initial public offering and subsequent private placement will be sufficient to fully fund the planned expansion of our operations. If necessary, we may seek additional funds through equity or debt financing. There can be no assurance that additional financing will be available when needed or on terms acceptable to us. If adequate funds are not available, we may need to delay or cancel planned acquisitions or expansion of operations.

Goodwill Could Adversely Affect Earnings In Future Years.

         As of December 31, 2001, approximately $2,437,000, or 76%, of Industrialex's total assets and 127% of Industrialex's stockholders' equity is represented by goodwill. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations accounted for under the purchase method. Through December 31, 2001, we amortized goodwill on a straight-line method over a period of 15 years with the amount amortized in a particular period constituting a non-cash expense that reduced its net income. In 2002, we will adopt the provisions of FAS 142 and discontinue the amortization of goodwill. Goodwill will no longer be amortized, instead it will be tested for impairment upon adoption and then annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

A reduction in net income resulting from the write down or impairment of goodwill would affect financial results and could have a material and adverse impact upon the market price of Industrialex common stock. Industrialex believes that anticipated cash flows and fair value associated with intangible assets recognized in connection with its acquisitions will support the current carrying amount of such assets when the rules of FAS 142 are applied, however, continuing losses could result in a material and adverse write down or impairment of goodwill. The Company has not completed its analysis under FAS 142 and cannot currently make a definitive determination as to the ultimate impact on the Company.

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

Item 7.  Financial Statements.

Independent Auditors' Report ......................................  F-1
Consolidated Balance Sheets - December 31, 2001 and 2000 ..........  F-3
Consolidated Statements of Operations - For the Years
         Ended December 31, 2001 and 2000 .........................  F-4
Consolidated Statements of Equity - For the Years
         Ended December 31, 2001 and 2000 .........................  F-5
Consolidated Statements of Cash Flows - For the Years
         Ended December 31, 2001 and 2000 .........................  F-6
Notes to Consolidated Financial Statements ........................  F-7

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         On April 16, 2002, Industrialex Manufacturing Corporation dismissed Deloitte & Touche LLP as the Company's principal accountant.

The report of Deloitte & Touche LLP on the financial statements of the Company for either of the past two fiscal years ended December 31, 1999 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. The Company does not believe there were any disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, during the past two fiscal years ended December 31, 1999 and 2000 and during the subsequent interim period through April 16, 2002, on which date the relationship ended, which if not resolved to Deloitte & Touche LLP's satisfaction, would have caused Deloitte & Touche LLP to make reference to the subject matter of the disagreement(s) in connections with its reports.

The Company engaged Hein + Associates LLP as its new principal accountants as of April 16, 2002.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons.

         The following is a list of our current directors and senior officers, and their municipalities of residence, current positions with Industrialex, and principal occupations during the past five years.

Name                  Age     Position
----                  ---     --------
Ahmad Akrami           42     Chairman, Chief Executive Officer and Director
Stephen J. King        50     Chief Financial Officer
Thomas S. Plunkett     46     Director
Francis Lundy          64     Director

Mr. Akrami founded Industrialex Manufacturing Corp. in 1994 and has provided strategic direction and business guidance in the capacity of Founder and Chief Executive Officer. Mr. Akrami has served as Chairman and Chief Executive Officer on a full-time basis since December 2000. From September 1999 to December 2000, Mr. Akrami was a partner at Bolder Venture Partners, a venture capital firm in Boulder, Colorado, from October 1999 to February 2000, Mr. Akrami was interim-CEO of Panoramic Care Systems, Inc., a medical software developer in Wheat Ridge, Colorado. From September 1996 to September 1999, Mr. Akrami was Vice President of Zygo

Corp., a developer of precision measuring equipment in Middlefield, Connecticut. From December 1992 to September 1996, Mr. Akrami was Founder, President & CEO of NexStar Automation, Inc., a developer of robotics and factory automation systems in Longmont, Colorado. From August 1987 to October 1992, Mr. Akrami was the Founder, Chairman, President and Chief Executive Officer of TechniStar Corporation, a developer of robotics and factory automation systems in Longmont, Colorado. Mr. Akrami attended the University of California at Los Angeles from 1977 to 1981 in the School of Engineering and Applied Science and obtained a Bachelors degree in Applied Science from Western Illinois University in December 1995.

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

Item 10. Executive Compensation.

         The following table sets forth information concerning the compensation that we paid during the years ended December 31, 2001 and 2000, for services rendered to the Company and its subsidiaries by our Chief Executive Officer. No other executive officer's salary and bonus exceeded $100,000 during such year.



                             ANNUAL COMPENSATION                    LONG TERM COMPENSATION
                    --------------------------------------   -------------------------------------
                                                 OTHER          AWARDS      PAYOUTS
  NAME AND                                       ANNUAL      ------------   -------
  PRINCIPLE                                   COMPENSATION   OPTIONS/SARS   LTIP(1)    ALL OTHER
  POSITION          YEAR    SALARY    BONUS       (2)         GRANTED(#)    PAYOUTS   COMPENSATION
  ---------         ----   --------   -----   ------------   ------------   -------   ------------
Ahmad Akrami        2001   $119,019    N/A       $10,115          N/A         N/A       $50,000(3)
President and CEO   2000   $ 94,365    N/A       $12,000          N/A         N/A          N/A


(1) "LTIP" or "long term incentive plan" means any plan which provides compensation intended to serve as incentive for performance to occur over a period longer than one financial year, but does not include option or stock appreciation right plans.

(2) The amount indicated represents indirect compensation to Mr. Akrami for use of a company automobile.

(3) The amount indicated represents a stock bonus paid to Mr. Akrami in return for his personal guarantee on the Company's line of credit with a bank.

Options Granted During the Most Recently Completed Fiscal Year

         During the Company's most recently completed fiscal year, no incentive stock options were granted to the executive officer, no incentive stock options were exercised by the executive officer and there were no unexercised incentive stock options outstanding.

Directors of Industrialex are not paid for their service on the board of directors other than receiving an option grant for their services. Each director was granted 25,000 options on May 15, 2000. These options vest in 24 equal, monthly installments. The exercise price of these options is $0.75.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following tables set forth information with respect to beneficial ownership of our common stock as of April 30, 2002. Information is given for:

         o each person, or group, who is known by us to beneficially own more than five percent of our common stock;

         o        each of our directors;

         o        each of our officers; and

         o        all of our directors and officers as a group.

The details of each person's holding are described in the notes below the table.

Percentages of the outstanding shares of common stock are based on 12,121,548 shares outstanding as of April 30, 2002, plus all shares of common stock issuable on exercise of options within 60 days of April 30, 2002 held by the particular beneficial owner.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares as to which the individual or entity has voting power or investment power and any shares which the individual has the right to acquire within 60 days of April 30, 2002, through the exercise of any stock option or any other right. Except pursuant to applicable community property laws or as indicated in the footnote to this table, to our knowledge, each stockholder identified in the table possesses sole voting and investment power with respect to all shares of common stock shown as beneficially owned by such stockholder.

Unless otherwise noted, the principal address of each of the stockholders below is c\o Industrialex Manufacturing Corporation, 63-A South Pratt Parkway, Longmont, Colorado 80501.

                                                         Shares            Percentage of
Name of Beneficial Owner                            Beneficially Owned   Outstanding Shares
------------------------                            ------------------   ------------------
Ahmad Akrami(1)                                         5,422,166              43.3%

Francis Lundy(2)                                          120,833               1.0%

Thomas S. Plunkett(3)                                      70,833                 *

Stephen J. King(4)                                         39,550                 *

All current executive officers and directors
  as a group (4 persons)                                5,590,382              44.9%

5% Stockholders

  The CIT Group, Inc.(5)                                1,852,734              14.2%
    650 CIT Dr.
    Livingston, NJ  07039

  Daryl Yurek(6)                                        1,154,400               9.1%
    4085 Guadeloupe St.
    Boulder, CO 80301

  Bolder Venture Partners L.L.C.(7)                       955,500               7.4%
    4085 Guadeloupe St.
    Boulder, CO 80301

---------

*   Less than 1.0%

(1) Includes 413,333 shares subject to share purchase warrants exercisable within 60 days of April 30, 2002.

(2) Includes 100,000 shares held by Mr. Lundy as Trustee of The Lundy Living Trust. And also includes 20,833 shares subject to stock options exercisable within 60 days of April 30, 2002.

(3) Includes 20,833 shares subject to stock options exercisable within 60 days of April 30, 2002.

(4) Includes 5,400 shares subject to share purchase warrants and 8,750 shares subject to stock options exercisable within 60 days of April 30, 2002.

(5) Includes 926,367 shares subject to share purchase warrants exercisable within 60 days of April 30, 2002.

(6) Includes 628,000 shares subject to share purchase warrants exercisable within 60 days of April 30, 2002.

(7) Includes 785,000 shares subject to share purchase warrants exercisable within 60 days of April 30, 2002.

Item 12. Certain Relationships and Related Transactions.

         In December of 2001, the Company entered into a lease with Mr. Ahmad Akrami, an officer and majority stockholder of the Company for office and plant space. The lease is for a term of 11 years with annual rental payments starting at $297,500 and increasing annually an amount equal to the increase of the "Cost of Living Index."

In December of 2001, the Company recorded a bonus payable in the amount of 250,000 shares of common stock valued at $50,000, to Mr. Akrami in return for the his personal guarantee on the Company's line of credit described above. In January of 2002, Industrialex issued 250,000 shares of common stock to retire this liability.

In May of 2000, the Company entered into an agreement and signed a note with Mr. Scott Robidart an officer of the Company, in the amount of $130,000. The repayment of this note was forgiven in lieu of a severance package upon the officer's separation from the Company in June of 2001.

In July of 2000, Mr. Akrami loaned Industrialex $83,100 to be used in connection with the acquisition of Screen Tech. The debt, which was repaid in full by Industrialex on July 13, 2000, bore interest at the rate of 10.5%.

In July of 2000, Industrialex entered into a lease agreement with DiNapoli Holdings, LLC, owned by the former stockholders of Screen Tech. The lease is for a term of five years with annual rental payments starting at $92,800 and increasing approximately 15% at the beginning of year two and approximately 14% at the beginning of year four.

In July of 2000, the Company entered into a line of credit agreement with FirstBank of Longmont. The line of credit had a maximum limit of $400,000 and was secured by substantially all assets of the Company and was personally guaranteed by an officer and majority shareholder of the Company. At December 31, 2000, the line of credit had an outstanding balance of $381,000. In October of 2001, the line of credit was extended to April 10, 2002. The line of credit has a maximum limit of $200,000 and is secured by substantially all assets of the Company and is personally guaranteed by Mr. Ahmad Akrami, an officer and majority shareholder of the Company. As of December 31, 2001, the line of credit had an outstanding balance of $162,000. All outstanding principal and accrued interest was due on the maturity date of April 10, 2002. The Company is working with the bank and management believes the line of credit will be extended.

Bolder Venture Partners L.L.C.

Industrialex was party to a consulting agreement with Bolder Venture Partners L.L.C. ("BVP") dated January, 2000 (as amended June 28, 2000). BVP is a limited liability company incorporated under the laws of the State of Colorado and is owned 80% by Daryl Yurek and 20% by Tom Tennessen.

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

Item 13. Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

EXHIBIT
NUMBER      DESCRIPTION OF EXHIBIT
-------     ----------------------

  3.1       Restated Articles of Incorporation of Industrialex Manufacturing
            Corp.(1)

  3.2       Bylaws of Industrialex Manufacturing Corp.(1)

  4.1       Form of Special Warrant (1)

  4.2       Form of Unit Warrant(1)

 10.1       Incentive Compensation Plan(1)

 10.2       Letter Agreement dated December 28, 1999 between Industrialex
            Manufacturing Corp. and Bolder Venture Partners L.L.C.(1)

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

 10.7       Form of employee/consultant/confidentiality agreement(1)

 10.8       Lock-up Agreement entered into by Ahmad Akrami and Industrialex
            Manufacturing Corp.(2)

 10.9       Lock-up Agreement entered into by Mansour Akrami and Industrialex
            Manufacturing Corp.(2)

10.10       Lock-up Agreement entered into by Gary E. Landgren and Industrialex
            Manufacturing Corp.(2)

10.11       Lock-up Agreement entered into by Afshin K. Sarvestani and
            Industrialex Manufacturing Corp.(2)

10.12       Lock-up Agreement dated February 1, 2001 entered into by Bolder
            Venture Partners LLC and Industrialex Manufacturing Corp.(3)

10.13       Agreement dated April 4, 2001, between Industrialex Manufacturing
            Corp., Screen Tech Graphics, Inc. and Susan Elizabeth DiNapoli and
            Vincent DiNapoli(4)

10.14       Agreement dated April 17, 2001, between Industrialex Manufacturing
            Corp., Decorative & Coating Systems, Inc., Joseph Triolo, Jr.,
            Joseph Triolo, Sr., Gary Triolo and John Triolo(4)

10.15       Agreement dated December 1, 2001, between Industrialex Manufacturing
            Corp. and Sophia and Ahmad Akrami*

21          List of Subsidiaries*

---------
(1) Previously filed on Form SB-2 dated August 14, 2000 (Reg. No. 333-43732)

(2) Previously filed on Amendment No. 2 to Form SB-2 dated December 8, 2000

(3) Previously filed on Amendment No. 4 to Form SB-2 dated February 2, 2001

(4) Previously filed on Form 10-KSB dated May 21, 2001

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

Signature                           Title                             Date
---------                           -----                             ----
/s/ Ahmad Akrami        Chairman, Chief Executive Officer         May 30, 2002
-------------------        and Director                           ------------
Ahmad Akrami


/s/ Stephen J. King     Chief Financial Officer and               May 30, 2002
-------------------        Principal Accounting Officer           ------------
Stephen J. King


/s/ Francis Lundy       Director                                  May 30, 2002
-------------------                                               ------------
Francis Lundy


/s/ Thomas Plunkett     Director                                  May 30, 2002
-------------------                                               ------------
Thomas Plunkett

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Industrialex Manufacturing Corp.
Longmont, Colorado

We have audited the accompanying consolidated balance sheet of Industrialex Manufacturing Corp. (a Colorado corporation) and subsidiaries as of December 31, 2001 and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Industrialex Manufacturing Corp. and subsidiaries as of December 31, 2001 and the results of their operations and their cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net working capital deficit, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Hein + Associates LLP

Denver, Colorado,
April 26, 2002

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Industrialex Manufacturing Corp.
Longmont, Colorado

We have audited the accompanying consolidated balance sheet of Industrialex Manufacturing Corp. (the Company) as of December 31, 2000, and the related consolidated statements of operations, equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Industrialex Manufacturing Corp. as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ DELOITTE & TOUCHE LLP


May 11, 2001

INDUSTRIALEX MANUFACTURING CORP.

CONSOLIDATED BALANCE SHEETS

                                                                            DECEMBER 31,
                                                                     --------------------------
                            ASSETS                                       2001          2000
                                                                     -----------    -----------
Current assets:
  Cash and cash equivalents                                          $     4,352    $   129,519
  Accounts receivable, net of allowance for doubtful accounts of
    $21,000 and $13,500                                                  307,890        662,742
  Prepaids and other current assets                                       89,627        130,044
                                                                     -----------    -----------
           Total current assets                                          401,869        922,305

Property and equipment, net                                              358,776        361,814

Other assets:
  Notes receivable from officers                                              --        101,080
  Deferred initial public offering costs                                      --        421,621
  Goodwill,net                                                         2,436,874      2,619,274
  Other                                                                    7,606          7,606
                                                                     -----------    -----------
           Other assets                                                2,444,480      3,149,581
                                                                     -----------    -----------

Total assets                                                         $ 3,205,125    $ 4,433,700
                                                                     ===========    ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank line of credit                                                $   162,116    $   380,995
  Current portion of notes payable                                        55,627        667,180
  Accounts payable                                                       350,605        598,132
  Accrued liabilities                                                    152,855        226,646
  Consolidation charges                                                  365,000             --
  Current portion of capital lease obligations                            11,696         10,877
                                                                     -----------    -----------
           Total current liabilities                                   1,097,899      1,883,830

Notes payable, less current portion                                      167,690        642,820

Capital lease obligations, less current portion                           16,777         28,474

Commitments and contingencies (Notes 3, 6, and 10)

Stockholders' equity:
  Common stock, $.01 par value - 50,000,000 authorized, 10,121,548
    and 4,450,000 issued and outstanding, respectively                   101,215         44,500
  Additional paid-in capital                                           3,657,526      2,457,374
  Accumulated deficit                                                 (1,835,982)      (581,698)
  Deferred compensation                                                       --        (41,600)
                                                                     -----------    -----------
           Total equity                                                1,922,759      1,878,576
                                                                     -----------    -----------

Total liabilities and stockholders' equity                           $ 3,205,125    $ 4,433,700
                                                                     ===========    ===========

See notes to consolidated financial statements.

INDUSTRIALEX MANUFACTURING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEARS ENDED
                                                              DECEMBER 31,
                                                       --------------------------
                                                           2001           2000
                                                       -----------    -----------
Revenues                                               $ 3,971,972    $ 3,681,521

Cost of sales                                            3,155,387      2,928,255
General and administrative expenses                      1,248,402      1,033,580
Depreciation and amortization expense                      342,913        193,638
Consolidation charges                                      365,000             --
Facility start-up costs                                     24,807             --
                                                       -----------    -----------
Operating loss                                          (1,164,537)      (473,952)

Other income (expenses):
  Interest expense                                         (87,464)      (123,443)
  Other, net                                                (2,283)        15,697
                                                       -----------    -----------
Net loss                                               $(1,254,284)   $  (581,698)
                                                       -----------    -----------
Loss per share
   Basic and diluted                                   $     (0.14)   $     (0.09)
                                                       ===========    ===========

Weighted average number of common shares outstanding
   Basic and diluted                                     9,265,391      6,825,833
                                                       ===========    ===========


See notes to consolidated financial statements.

INDUSTRIALEX MANUFACTURING CORP.

CONSOLIDATED STATEMENTS OF EQUITY

                                                                 ADDITIONAL
                                                      COMMON      PAID-IN      MEMBER'S    ACCUMULATED    DEFERRED
                                        SHARES        STOCK       CAPITAL       EQUITY       DEFICIT    COMPENSATION     TOTAL
                                      -----------    --------    ----------    --------    -----------  ------------   -----------
Balance at January 1, 2000                     --          --            --     343,380             --           --        343,380

Distributions                                  --          --            --     (16,033)            --           --        (16,033)

Merger with Industrialex
  Manufacturing Corp.                   4,250,000      42,500       284,847    (327,347)            --           --             --

Exercise of common
  stock warrants                          200,000       2,000        48,000          --             --           --         50,000

Issuance of common stock
  warrants                                     --          --     2,074,527          --             --           --      2,074,527

Deferred employee stock
  compensation                                 --          --        50,000          --             --      (50,000)            --

Amortization of deferred
  employee stock compensation                  --          --            --          --             --        8,400          8,400

Net loss                                       --          --            --          --       (581,698)          --       (581,698)
                                      -----------    --------    ----------    --------    -----------    ---------    -----------

Balance at December 31, 2000            4,450,000      44,500     2,457,374          --       (581,698)     (41,600)     1,878,576

Cancellation of common stock             (500,000)     (5,000)        5,000          --             --           --             --

Issuance of common stock, net
 of offering costs of $882,435          2,457,882      24,579       842,648          --             --           --        867,227

Exercise of common stock
 special warrants                       2,357,000      23,570       (23,570)         --             --           --             --

Exercise of special warrants
 for acquisitions                         790,000       7,900        (7,900)         --             --           --             --

Issuance of common stock
 for debt                                 566,666       5,666       419,334          --             --           --        425,000

Deferred employee stock
  compensation                                 --          --       (35,360)         --             --       41,600          6,240

Net loss                                       --          --            --          --     (1,254,284)          --     (1,254,284)
                                      -----------    --------    ----------    --------    -----------    ---------    -----------
Balance at December 31, 2001           10,121,548    $101,215    $3,657,526    $     --    $(1,835,982)   $      --    $ 1,922,759
                                      ===========    ========    ==========    ========    ===========    =========    ===========


See notes to consolidated financial statements.

INDUSTRIALEX MANUFACTURING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 YEARS ENDED
                                                                                 DECEMBER 31,
                                                                          --------------------------
                                                                             2001           2000
                                                                          -----------    -----------
Cash flows from operating activities:
  Net loss                                                                $(1,254,284)   $  (581,698)
  Adjustments to reconcile net loss to net cash provided by operations:
    Depreciation and amortization                                             342,913        193,638
    Allowance for doubtful accounts                                             7,500         13,500
    Non-cash stock and deferred compensation                                  157,320         37,320
    Consolidation charges                                                     365,000             --
    Changes in operating assets and liabilities excluding
      effects of business acquisitions:
      Accounts receivable                                                     347,352        134,639
      Prepaids and other current assets                                        40,417         37,973
      Other assets                                                                 --          3,253
      Accounts payable                                                         55,846         32,403
      Accrued liabilities                                                    (123,791)       159,515
                                                                          -----------    -----------
           Net cash (used in) provided by operating activities                (61,727)        30,543
                                                                          -----------    -----------

Cash flows from investing activities:
  Payments for business acquisitions, net of cash acquired                         --     (1,091,684)
  Capital expenditures                                                       (157,475)       (68,847)
                                                                          -----------    -----------
           Net cash used in investing activities                             (157,475)    (1,160,531)
                                                                          -----------    -----------

Cash flows from financing activities:
  Issuance of common stock and common stock warrants                        1,749,662      1,228,500
  Offering costs                                                             (764,187)            --
  Amounts collected from related parties under notes receivable                    --         11,449
  Amounts loaned to related parties under notes receivable                         --       (130,000)
  Net (payments) borrowings under bank line of credit                        (218,879)       380,995
  Payments on notes payable                                                  (661,683)      (245,219)
  Distributions to member                                                          --        (16,033)
  Payments on capital lease obligations                                       (10,878)       (10,115)
                                                                          -----------    -----------
           Net cash provided by financing activities                           94,035      1,219,577
                                                                          -----------    -----------

Net (decrease) increase in cash and cash equivalents                         (125,167)        89,589

Cash and cash equivalents at beginning of period                              129,519         39,930
                                                                          -----------    -----------

Cash and cash equivalents at end of period                                $     4,352    $   129,519
                                                                          ===========    ===========

Supplemental disclosures of cash flow information:
  Cash paid for interest                                                  $    87,464    $   110,037
                                                                          ===========    ===========

Supplemental disclosure of non-cash investing and financing activities - See Notes 3 and 8.


See notes to consolidated financial statements.

INDUSTRIALEX MANUFACTURING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001 AND 2000


1.       ORGANIZATION

         The accompanying consolidated financial statements present the consolidated financial position and results of operations of Industrialex Manufacturing LLC ("LLC"), a limited liability company organized under the laws of the state of Colorado in 1994. Ahmad Akrami and The Rudder Group, LLC were the original members of the Company. In February of 2000 LLC merged with Industrialex Manufacturing Corp. (the "Company") and the Company became the surviving entity. Because the Company and LLC are entities under common control, the financial statements of LLC represent the historical financial statements of the Company.

         The Company operates in one segment of the industrial coating industry and provides services to the manufacturing industry located primarily along the front range of Colorado.

         As further discussed in Note 3, the Company acquired certain businesses during 2000. All references to the Company in these financial statements include all acquired subsidiaries.

         As shown in the accompanying statement of operations, the Company incurred an aggregate net loss of approximately $1,836,000 over the past two years and has negative working capital. To meet its immediate cash needs, the Company undertook a private placement of 1,750,000 common shares at $0.20 per share, which was completed in February of 2002. The Company is also seeking additional financial resources through additional credit facilities.

         The financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. Continuation of the Company as a going concern is dependent upon achieving profitable operations during and after the Company's consolidation. If the Company cannot successfully extend payment terms with its lenders and maintain sufficient working capital to fund its operations and ultimately achieve profitable operations, there is a substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments should the Company be unable to continue operations as a going concern.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements of the Company include the accounts of all wholly owned subsidiaries. All intercompany transactions have been eliminated.

         ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses. Significant estimates underlying the accompanying financial statements include the recovery of intangible and other long-lived assets. It is reasonably possible that actual results could differ materially from those estimates in the near term.

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

         IMPAIRMENTS OF LONG-LIVED ASSETS - Management periodically evaluates the recoverability of the carrying value of its long-lived tangible and intangible assets whenever events or changes in circumstances indicate the value of these assets may not be recoverable. Recoverability of these assets is evaluated by comparing the forecasted undiscounted future cash flows of the operation to which the assets relate to the net book value, including associated intangible assets, of such operation. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on the discounted cash flows or appraised values, whichever is more readily determinable, depending on the nature of the assets.

         GOODWILL - Goodwill of $2,735,104 net of accumulated amortization of $298,230, represents the excess cost over the fair value of net assets acquired in business acquisitions accounted for under the purchase method. Goodwill is amortized on a straight-line basis over fifteen years. In 2002, the Company will adopt the provisions of Statement of Financial Accounting Standards No. 142 ("FAS 142"), Goodwill and Other Intangible Assets, and discontinue the amortization of goodwill. See additional details on this pronouncement in the "New Accounting Pronouncements" section below.

         REVENUE RECOGNITION - The Company recognizes revenue upon completion of conformal coating and shipment of product to customer.

         INCOME TAXES - Income taxes include U.S income taxes. Certain items are not reported in tax returns and financial statements in the same year. The tax effects of these differences are reported as deferred income taxes.

         COMPREHENSIVE INCOME - For the year ended December 31, 2001 and 2000, the Company's comprehensive losses, as defined by Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," are equal to its net losses.

         SEGMENT REPORTING - The Company has adopted FAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which requires companies to report selected information about operating segments, as well as enterprise-wide disclosures about products, services, geographical areas and major customers. Operating segments are determined based on the way management organizes its business for making operating decisions and assessing performance. The Company operates solely within one business segment, industrial coating services.

         RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform to current year presentation.

         STOCK-BASED COMPENSATION - The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plan, and accordingly, does not recognize compensation cost for options granted to employees and directors whose exercise price is equal to or exceeds the fair value of common stock as of the grant date. In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation--An Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues, clarifies the following: the definition of an employee for the purpose of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of previously issued fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. Stock-based awards issued to other than employees are accounted for at fair value under FAS 123, Accounting for Stock-Based Compensation.

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of the Company's financial instruments including cash and cash equivalents, accounts receivable, line of credit, accounts payable and accrued liabilities approximate fair value due to the short-term maturity of these instruments. The fair value of long-term obligations for notes payable and capital leases was estimated by discounting the future cash flows using market interest rates and does not differ significantly from the amounts reflected in the consolidated financial statements.

         NEW ACCOUNTING PRONOUNCEMENTS - In June of 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("FAS 141"), Business Combinations and Statement of Financial Accounting Standards No. 142 ("FAS 142"), Goodwill and Other Intangible Assets.

         FAS 141 requires that all business combinations be accounted for using the purchase method. Under this method, the purchase price of an acquired business is allocated to the individual tangible and intangible assets acquired and liabilities assumed based upon the estimated fair values at the date of acquisition. If the purchase price exceeds the amounts assigned to the assets acquired and liabilities assumed, the excess is recognized as goodwill. After initial recognition, goodwill and intangible assets acquired in the business combination must be accounted for under FAS 142. FAS 141 is effective for the Company for all business combinations initiated after June 30, 2001.

         FAS 142 addresses financial accounting and reporting for (i) intangible assets acquired individually or with a group of other assets at acquisition and (ii) goodwill and other intangible assets subsequent to their acquisition. Under the provisions of FAS 142, if an intangible asset is determined to have an indefinite useful life, it shall not be amortized until its useful life is determined to no longer be indefinite. An intangible asset that is not subject to amortization shall be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill will also no longer be amortized. Rather, it will be tested for impairment upon adoption of this standard and thereafter on an annual basis and between annual tests in certain circumstances. FAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001 (December 31, 2001 for the Company). The Company estimates that the reduction of amortization expense following the implementation of FAS 142 will result in an increase in earnings of $182,400, or $0.02 per diluted share, in 2002.

         Industrialex believes that anticipated cash flows and fair value associated with intangible assets recognized in connection with its acquisitions will support the current carrying amount of such assets when the rules of FAS 142 are applied, however, continuing losses could result in a material and adverse write down or impairment of goodwill. The Company has not completed its analysis under FAS 142 and cannot currently make a definitive determination as to the ultimate impact on the Company.

         In June of 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("FAS 143"), Accounting for Asset Retirement Obligations. FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The statement requires that the fair value of a liability for an assets retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated assets retirement costs are capitalized as part of the carrying value of the long-lived asset. FAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of this standard will have a significant effect on the Company's results of operations or its financial position.

         In October of 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("FAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement retains the requirements to (a) recognize an impairment only if the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. It does, however, remove goodwill from its scope, eliminating the requirement to allocate goodwill to long-lived assets to be tested for impairment. The statement also requires that a long-lived assets to be abandoned, exchanged for a similar productive assets or distributed to owners in a spin-off be considered held and used until it is disposed of. Discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. FAS 144 broadens the presentation of discontinued operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial purposes, from the rest of the entity. The provisions of FAS 144 are effective for financial statements issued for the fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company does not believe the adoption of this standard will have a significant effect on the Company's results of operations or its financial position.

3.       ACQUISITIONS

         BROOMFIELD INDUSTRIAL PAINTING, INC. - On April 4, 2000, the Company acquired all of the outstanding stock of Broomfield Industrial Painting, Inc. (BIP). The purchase price, net of cash acquired, amounted to approximately $965,000 and consisted of the following:

         Cash                                                    $430,000
         500,000 special warrants to former BIP shareholders      500,000
         Warrants to third party for acquisition services          35,000
                                                                 --------
         Total                                                   $965,000
                                                                 ========

         The fair value of the assets acquired, excluding cash acquired, amounted to $220,000 and liabilities assumed were $36,000. The cost in excess of net assets acquired amounted to $781,000 and was recorded as goodwill in the accompanying consolidated balance sheet as of December 31, 2000.

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
                                                                 ==========

         On April 17, 2001, the $700,000 note listed above was retired as follows:

                  (a)      $200,000 was paid in cash;

                  (b) $265,000 was paid by delivery of 353,333 shares of the Company's common stock and;

                  (c) $235,000 was paid by delivery of a promissory note, with principal and interest to be paid in 24 equal monthly installments beginning on May 17, 2001. The note bears interest at 8.0%.

         The fair value of the assets acquired, excluding cash acquired, amounted to $229,000 and liabilities assumed were $57,000. The cost in excess of net assets acquired amounted to $1,061,000 and was recorded as goodwill in the accompanying consolidated balance sheet as of December 31, 2000.

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
                                                                 ----------
                                                                 $1,011,000
                                                                 ==========

         On April 4, 2001, the $610,000 note listed above was retired as follows:

                  (a)      $350,000 was paid in cash;

                  (b) $160,000 was paid by delivery of 213,333 shares of the Company's common stock and;

                  (c) $100,000 was paid by delivery of a promissory note, with principal and interest to be paid in 18 equal monthly installments beginning on May 15, 2001. The note bears interest at 8.0%.

         The fair value of the assets acquired, excluding cash, amounted to $527,000 and liabilities assumed were $320,000. The cost in excess of net assets acquired amounted to $804,000 and was recorded as goodwill in the accompanying consolidated balance sheet as of December 31, 2000.

         Each special warrant issued to the former BIP, DACS and STG shareholders was converted into one share of Company common stock at no additional cost at the time of the IPO in March 2001. These warrants are included in equity in the accompanying consolidated balance sheets.

         The acquisitions were accounted for by the purchase method of accounting for business combinations. Accordingly, the accompanying consolidated statements of operations do not include any revenue or expenses related to these acquisitions prior to their respective closing dates.

         In April of 2002, the Company's two largest note holders agreed to extend the terms of their notes. Interest only will be paid through August of 2002, at which time the status of principal payments will be reviewed.

         The outstanding balance of the Company's notes payable at December 31, 2001 is as follows:

         Outstanding balance                                     $223,317
         Less current portion                                     (55,627)
                                                                 --------
         Long-term portion of notes payable                      $167,690
                                                                 ========

         The following unaudited pro forma consolidated statement of operations data for the year ended December 31, 2000, gives effect to the acquisitions of BIP, DACS and STG as if each of these acquisitions had occurred on January 1, 2000. These pro forma results give effect to purchase accounting adjustments and have been prepared for comparative purposes only. They do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on January 1, 2000 and may not be indicative of future operating results.

                                                                    2000
                                                                    ----
         Sales                                                   $5,515,751
                                                                 ==========
         Net loss                                                $ (519,339)
                                                                 ==========
         Basic and diluted net loss per share                    $    (0.07)
                                                                 ==========

4.       NOTES RECEIVABLE FROM OFFICERS

         In May of 2000, the Company entered into an agreement and signed a note with an officer in the amount of $130,000. The repayment of this note was forgiven in lieu of a severance package upon the officer's separation from the Company in June of 2001.

5.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following as of December 31:

                                                       2001         2000
                                                    ---------    ---------
         Machinery and equipment                    $ 480,583    $ 379,714
         Furniture and fixtures                        49,159       53,101
         Leasehold improvements                        35,305       28,909
         Vehicles                                      34,388       34,388
                                                    ---------    ---------
                                                      599,435      496,112
         Less accumulated depreciation               (240,659)    (134,298)
                                                    ---------    ---------
         Total                                      $ 358,776    $ 361,814
                                                    =========    =========

6.       CONSOLIDATION CHARGES

         Late in 2001, we began planning and implementing a comprehensive initiative to consolidate our plant capacity. In December of 2001, we entered into a lease for a new facility located in Arvada, Colorado, which will become our corporate headquarters as well as our new plant facility.

         The Company recorded consolidation charges in the fourth quarter of 2001 of $365,000 to continuing operations for this initiative, primarily for facility exit costs consisting of rent, utilities, facility repair and clean-up, taxes and insurance. The activity in the consolidation liability during 2001 was as follows:

         2001 consolidation charge                               $365,000
         Payments                                                      --
         Non-cash usage                                                --
                                                                 --------
         Balance at December 31, 2001                            $365,000
                                                                 ========

7.       LINE OF CREDIT

         In July of 2000, the Company entered into a line of credit agreement with FirstBank of Longmont (the "Bank"). The line of credit had a maximum limit of $400,000 and was collateralized by substantially all assets of the Company and was personally guaranteed by an officer and majority shareholder of the Company. At December 31, 2000, the line of credit had an outstanding balance of $380,995.

         In October of 2001, the line of credit was extended to April 10, 2002. The line of credit has a maximum limit of $200,000 and is collateralized by substantially all assets of the Company and is personally guaranteed by an officer and majority shareholder of the Company. As of December 31, 2001, the line of credit had an outstanding balance of $162,116.

         Interest accrues at the Bank's prime rate plus 1% (6.0% at December 31, 2001) and is payable monthly. All outstanding principal and accrued interest was due on the maturity date of April 10, 2002. The Company is working with the bank and management believes the line of credit will be extended.

8.       STOCKHOLDERS' EQUITY

         WARRANTS - In March of 2000, the Company raised $1,178,500 in a private placement of 2,357,000 special warrants to the Company officers and other individuals. Each special warrant was converted into one share of the Company's common stock at no additional cost at the time of the Company's initial public offering in March 2001.

         In April, May and July of 2000, the Company issued a total of 790,000 special warrants in connection with the acquisitions described above. Each special warrant was converted into one share of the Company's common stock at no additional cost at the time of the Company's initial public offering in March 2001.

         STOCK OPTIONS - Pursuant to the Company's 2000 Stock Option Plan (the "Plan"), approved by the board of directors in June of 2000, the Company may grant incentive and nonstatutory stock options to employees, directors and consultants to acquire up 1,200,000 shares of the Company's common stock. Options granted vest over two to four years and expire no more that five years from the date of grant. Stock options that are forfeited or cancelled revert back to the Plan and may be reissued.

         The following table summarizes stock option activity during the years ended December 31, 2001 and 2000:

                                                           Weighted                 Weighted
                                                            Average                  Average
                                                 Number    Exercise    Options      Exercise
                                               of Shares    Price     Exercisable    Price
                                               ---------   --------   -----------   --------
         Balance at January 1, 2000                   --   $     --          --     $     --
                   Granted                       390,000       0.69
                   Exercised                          --         --
                   Canceled                           --         --
                                               ---------
         Balance at December 31, 2000            390,000       0.69          --           --
                   Granted                       297,000       0.75
                   Exercised                          --         --
                   Canceled                     (370,000)      0.68
                                               ---------
         Outstanding at December 31, 2001        317,000   $   0.75      73,542     $   0.75
                                               =========

         All options granted during 2001 and 2000, were at the current market price and the weighted average fair value was $0.51 and $0.24, respectively. At December 31, 2001, options for 73,542 shares were exercisable and of the remaining 243,458 options, 101,750, 74,250, 56,750 and 10,708 shares will become exercisable in 2002, 2003, 2004 and 2005, respectively.

         Additional information regarding options outstanding as of December 31, 2001 is as follows:

                                Options Outstanding          Options Exercisable
                    -------------------------------------    --------------------
                                   Weighted
                                    Average      Weighted                Weighted
                                   Remaining      Average                 Average
         Exercise     Options     Contractual    Exercise    Number of   Exercise
          Price     Outstanding   Life (Years)    Price        Shares      Price
         --------   -----------   ------------   ---------   ---------   --------
         $   0.75     317,000         3.15       $    0.75     73,542    $   0.75

         PRO FORMA STOCK-BASED COMPENSATION DISCLOSURES - The Company applies APB Opinion 25 and related interpretations in accounting for its stock options and warrants which are granted to employees. Accordingly, no compensation cost has been recognized for grants of options and warrants to employees since the exercise prices were not less than the market value of the Company's common stock on the grant dates. Had compensation cost been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FAS 123, the Company's net income and EPS would have been reduced to the pro forma amounts indicated below.

                                                        Year Ended December 31,
                                                        ------------------------
                                                            2001          2000
                                                        -----------    ---------
         Net loss applicable to common shareholders:
               As reported                              $(1,254,284)   $(581,698)
               Pro forma                                $(1,299,240)   $(590,000)

         Net loss per common share:
               As reported - basic and diluted          $     (0.14)   $   (0.09)
               Pro forma - basic and diluted            $     (0.14)   $   (0.09)

         FAS No. 123 requires the disclosure of pro forma net loss and loss per share had the Company adopted the fair value method of accounting for stock-based awards. Under SFAS No. 123, the fair value of the stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differs from the Company's stock option awards. These models also require subjective assumptions, including expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the minimum value method for the year ended December 31, 2000 and the Black-Scholes option pricing model for the year ended December 31, 2001 under the following assumptions:

                                                                Year Ended
                                                             December 31, 2001
                                                             -----------------
                 Expected Volatility                               93.3%
                 Risk-free interest rate                       4.34% - 4.61%
                 Expected dividends                                 0.0%
                 Expected terms                                 2 - 4 years

         STOCK PURCHASE WARRANTS - The Company has granted warrants, which are summarized as follows for the years ended December 31, 2001 and 2000:

                                             2001                      2000
                                   -----------------------    -----------------------
                                                  Weighted                   Weighted
                                                   Average                    Average
                                     Warrants     Exercise      Warrants     Exercise
                                   Outstanding     Price      Outstanding      Price
                                   -----------    --------    -----------    --------
         Balance at January 1,       3,907,000    $   0.14             --    $     --
          Granted                    2,657,882        1.00      4,107,000        0.15
          Exercised                 (3,147,000)         --       (200,000)       0.25
          Terminated/Canceled          (95,000)       0.74             --          --
                                   -----------    --------    -----------    --------
         Balance at December 31,     3,322,882    $   0.95      3,907,000    $   0.14
                                   ===========                ===========

         Warrants outstanding at December 31, 2001 have exercise prices ranging from $0.25 to $1.25 as follows:


                       Exercise
          Shares         Price       Expiration Date
         ---------    -----------    ---------------
           175,000    $      0.25     January, 2004
           175,625           0.75     January, 2004
           314,375           1.00     January, 2004
         2,657,882     1.00, 1.25       March, 2003
         ---------
         3,322,882
         =========

         All warrants issued during 2001 were issued as part of the initial public offering described below.

         INITIAL PUBLIC OFFERING - In March of 2001, the Company completed an initial public offering ("IPO") of 2,332,882 units consisting of one share of common stock and one common stock purchase warrant at a price of $0.75 per unit. Each warrant entitles the holder to purchase one share of common stock for two years subsequent to the close of the IPO at a price of $1.00 in the first year and $1.25 in the second year. Proceeds to the Company totaled approximately $867,000, net of offering costs. Concurrent with the closing of the IPO, all of the special warrants issued in connection with the private placement and acquisitions were automatically converted into 3,147,000 shares of the Company's common stock.

         DEBT RESTRUCTURING - In April of 2001, the Company issued 566,666 shares of common stock to retire $425,000 of debt incurred in connection with the acquisitions of DACS and STG described above.

9.       INCOME TAXES

         The effect of recognizing accumulated deferred tax assets and liabilities, net of the valuation allowance, has been reflected in the accompanying 2001 and 2000 financial statements.

         The tax effects of temporary differences that give rise to significant portions of the Company's net deferred tax asset as of December 31, 2001 and 2000 are as follows:

                                                               2001           2000
                                                             ---------     ---------
         Deferred tax assets:
           Net operating loss carryforwards                  $ 310,000     $  46,439
           Accrued liabilities                                 135,000        14,788
           Other                                                24,000         8,132
                                                             ---------     ---------
         Total deferred tax assets                             469,000        69,359
         Deferred tax liabilities - property and equipment      (9,000)       (4,872)
         Valuation allowance                                  (460,000)      (64,487)
                                                             ---------     ---------
         Net deferred tax asset                              $      --     $      --
                                                             =========     =========

         The gross deferred tax assets have been reduced by a valuation allowance because management believes that it is currently more likely than not that such benefit will not be realized. At December 31, 2001, the Company had approximately $834,000 of net operating loss carryforwards that will begin to expire in 2021. The Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in the Company's ownership occur.

         The Company's effective tax rate differs from the expected benefit at the federal statutory tax rate as follows for the year ended December 31, 2001 and 2000:

                                                               2001           2000
                                                             ---------     ---------
         Taxes computed at federal statutory rate                (34.0)%       (34.0)%
         State income taxes, net of federal benefit               (3.1)         (3.1)
         Permanent and other items                                15.6           7.2
         Change in valuation allowance                            21.5          29.9
                                                             ---------     ---------
         Total provision                                            --%           --%
                                                             =========     =========

10.      COMMITMENTS AND CONTINGENCIES

         The Company has various noncancelable capital and operating leases for office and operating space and equipment that expire at various dates. Aggregate minimum annual rentals under such leases are as follows:

                                                            CAPITAL     OPERATING
         YEAR ENDING DECEMBER 31:                           LEASES        LEASES
                                                          ----------    ----------
         2002                                             $   13,384    $  430,358
         2003                                                 13,384       415,724
         2004                                                  4,263       421,354
         2005                                                     --       419,104
         2006                                                     --       358,304
         Thereafter                                               --     1,760,232
                                                          ----------    ----------
         Total minimum lease payments                         31,031    $3,805,076
                                                          ----------    ==========
         Less amount representing interest                     2,558
                                                          ----------
         Present value of minimum lease payments              28,473
         Less current portion                                (11,696)
                                                          ----------
         Long-term portion of capital lease obligations   $   16,777
                                                          ==========

         The obligations under capital leases are collateralized by equipment with a cost of $55,950 at December 31, 2001 and 2000 and associated accumulated amortization of $30,778 and $19,583 at December 31, 2001 and 2000, respectively.

         During 2001 and 2000, rental expense under operating leases amounted to $292,926 and $200,968, respectively, including $117,588 and $46,398 paid to related parties in 2001 and 2000, respectively.

         In July of 2000, the Company entered into a lease agreement with a company owned by the former stockholders of STG. The lease is for a term of five years with annual rental payments starting at $92,800 and increasing approximately 15% at the beginning of year two and approximately 14% at the beginning of year four.

         In December of 2001, the Company entered into a lease with an officer and majority stockholder of the Company for office and plant space. The lease is for a term of 11 years with annual rental payments starting at $297,500 and increasing annually an amount equal to the increase of the "Cost of Living Index."

11.      RELATED PARTY TRANSACTIONS

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

         On January 26, 2001, BVP agreed to a reduction in the number of warrants granted pursuant to the consulting agreement from 960,000 to 865,000. The warrants became exercisable as follows:

                  (a) 375,000 at $0.25 per share as of January 2000, of which 200,000 were exercised in September 2000;

                  (b)      315,000 at $1.00 per share as of May 2000 and;

                  (c) 175,000 at $0.75 per share upon completion of the Company's initial public offering in March, 2001.

         The issuance of these warrants was accounted for in accordance with FAS 123. The fair value of the warrants was allocated to the purchase price of the businesses acquired and as a cost of the acquisitions (see
         Note 3).

         In December of 2001, the Company entered into a lease with an officer and majority stockholder of the Company for office and plant space. The lease is for a term of 11 years with annual rental payments starting at $297,500 and increasing annually an amount equal to the increase of the "Cost of Living Index."

         In December of 2001, the Company recorded a bonus payable in the amount of 250,000 shares of common stock valued at $50,000, to an officer and majority shareholder of the Company in return for the officer's personal guarantee on the Company's line of credit described above. In January of 2002, Industrialex issued 250,000 shares of common stock to retire this liability.

12.      EMPLOYEE BENEFIT PLANS

         The Company had three employee benefit plans. BIP employees participated in a simple IRA plan (the "BIP Plan"), STG employees participated in a 401(k) profit sharing plan (the "STG Plan") and Industrialex and DACS employees participated in a 401(k) savings plan (the "Industrialex Plan"). Employees who met the eligibility requirements, as defined by each respective plan, could contribute specified percentages of their salaries. Under the BIP Plan, the Company matched 100% of the employee's contribution up to a maximum of 3% of the employee's total earnings. Under the STG Plan, the Company matched 100% of the employee's contribution up to a maximum of 3% of the employee's total earnings. These plans were discontinued during 2001. The Company contributed $ 9,932 and $10,945 to all plans for the years ended December 31, 2001 and 2000.

13.      CONCENTRATIONS OF CREDIT AND OTHER RISKS

         CONCENTRATION OF CREDIT RISK - The Company's financial instruments that potentially subject the Company to significant concentration of credit risk consist of accounts receivable. The Company manages credit risk with respect to accounts receivable through a credit evaluation process. Historically, the Company has not incurred any significant credit related losses.

         SIGNIFICANT CUSTOMERS - The Company's five largest customers represented 26% and 37% of total 2001 and 2000 revenues, respectively, and 24% and 39% of total accounts receivable at December 31, 2001 and 2000, respectively.

14.      NET LOSS PER SHARE

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
                                                                 ---------
                                                                 6,825,833
                                                                 =========

         We have excluded all outstanding stock options and share purchase warrants from the calculation of diluted net loss for the years ended December 31, 2001 and 2000 because all such securities are anti-dilutive. Had the effect of these options and warrants been dilutive, the Company would have included an additional 2,935,428 and 482,292 shares in diluted earnings per share for the years ended December 31, 2001 and 2000, respectively.

15.      SUBSEQUENT EVENTS (UNAUDITED)

         In February of 2002, Industrialex undertook a private placement of 1,750,000 common shares at $0.20 per share. The Company sold the common shares in this placement directly to investors. The net proceeds to us from the sale of common stock, after deducting estimated expenses of approximately $7,000 was $343,000.

                                    * * * * *

                                 EXHIBIT INDEX


EXHIBIT
NUMBER      DESCRIPTION OF EXHIBIT
-------     ----------------------

  3.1       Restated Articles of Incorporation of Industrialex Manufacturing
            Corp.(1)

  3.2       Bylaws of Industrialex Manufacturing Corp.(1)

  4.1       Form of Special Warrant (1)

  4.2       Form of Unit Warrant(1)

 10.1       Incentive Compensation Plan(1)

 10.2       Letter Agreement dated December 28, 1999 between Industrialex
            Manufacturing Corp. and Bolder Venture Partners L.L.C.(1)

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

 10.7       Form of employee/consultant/confidentiality agreement(1)

 10.8       Lock-up Agreement entered into by Ahmad Akrami and Industrialex
            Manufacturing Corp.(2)

 10.9       Lock-up Agreement entered into by Mansour Akrami and Industrialex
            Manufacturing Corp.(2)

10.10       Lock-up Agreement entered into by Gary E. Landgren and Industrialex
            Manufacturing Corp.(2)

10.11       Lock-up Agreement entered into by Afshin K. Sarvestani and
            Industrialex Manufacturing Corp.(2)

10.12       Lock-up Agreement dated February 1, 2001 entered into by Bolder
            Venture Partners LLC and Industrialex Manufacturing Corp.(3)

10.13       Agreement dated April 4, 2001, between Industrialex Manufacturing
            Corp., Screen Tech Graphics, Inc. and Susan Elizabeth DiNapoli and
            Vincent DiNapoli(4)

10.14       Agreement dated April 17, 2001, between Industrialex Manufacturing
            Corp., Decorative & Coating Systems, Inc., Joseph Triolo, Jr.,
            Joseph Triolo, Sr., Gary Triolo and John Triolo(4)

10.15       Agreement dated December 1, 2001, between Industrialex Manufacturing
            Corp. and Sophia and Ahmad Akrami*

21          List of Subsidiaries*

---------
(1) Previously filed on Form SB-2 dated August 14, 2000 (Reg. No. 333-43732)

(2) Previously filed on Amendment No. 2 to Form SB-2 dated December 8, 2000

(3) Previously filed on Amendment No. 4 to Form SB-2 dated February 2, 2001

(4) Previously filed on Form 10-KSB dated May 21, 2001

*   Filed herewith