Form 10QSB
period 2002-03-31
INDUSTRIALEX MANUFACTURING CORP
filed 2002-06-04
CIK 1114627

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

For the quarterly period ended March 31, 2002

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
    ---       ---

The number of shares of the issuer's Common Stock outstanding on April 30, 2002 was 12,121,548.

Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                                ---    ---

                     INDUSTRIALEX MANUFACTURING CORPORATION

                                   FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION:

     Item 1. Consolidated Financial Statements (Unaudited)

                Consolidated Balance Sheets
                  March 31, 2002 and December 31, 2001.............................................3

                Consolidated Statements of Operations
                  Three Months Ended March 31, 2002 and 2001.......................................4

                Consolidated Statements of Equity
                  Three Months Ended March 31, 2002 and 2001.......................................5

                Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 2002 and 2001.......................................6

                Notes to Unaudited Consolidated Financial Statements...............................7

     Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations................................................9

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

SIGNATURES.........................................................................................14

INDUSTRIALEX MANUFACTURING CORP.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------


                                                              MARCH 31,      DECEMBER 31,
ASSETS                                                          2002             2001
                                                             -----------     ------------
Current Assets:
  Cash and cash equivalents                                  $     6,373     $     4,352
  Accounts receivable, net of allowance
    for doubtful accounts of $21,000                             435,256         307,890
  Prepaids and other current assets                               93,510          89,627
                                                             -----------     -----------
           Total current assets                                  535,139         401,869

Property, Plant and Equipment, net                               435,049         358,776

Other Assets:
  Goodwill, net                                                2,436,874       2,436,874
  Other assets                                                    29,919           7,606
                                                             -----------     -----------
           Other assets                                        2,466,793       2,444,480
                                                             -----------     -----------

Total Assets                                                 $ 3,436,981     $ 3,205,125
                                                             ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Bank line of credit                                        $   142,641     $   162,116
  Current portion of notes payable                                79,679          55,627
  Accounts payable                                               344,373         350,605
  Accrued liabilities                                            138,295         152,855
  Consolidation charges                                          365,000         365,000
  Current portion of capital lease obligation                     11,910          11,696
                                                             -----------     -----------
           Total current liabilities                           1,081,898       1,097,899

Notes Payable, less current portion                              135,362         167,690

Capital Lease Obligation, less current portion                    14,113          16,777

Commitments and Contingencies

Stockholders' Equity:
  Common stock, $.01 par value - 50,000,000 authorized,
     12,121,548 and 10,121,548  issued and outstanding at
     March 31, 2002 and December 31, 2001, respectively          121,215         101,215
  Additional paid-in capital                                   4,030,532       3,657,526
  Accumulated deficit                                         (1,946,139)     (1,835,982)
                                                             -----------     -----------
      Total equity                                             2,205,608       1,922,759
                                                             -----------     -----------

Total Liabilities and Stockholders' Equity:                  $ 3,436,981     $ 3,205,125
                                                             ===========     ===========

See notes to consolidated financial statements.

INDUSTRIALEX MANUFACTURING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------


                                           THREE MONTHS ENDED MARCH 31,
                                         -------------------------------
                                             2002              2001
                                         -------------     -------------
Revenues                                 $     733,834     $   1,212,087

Cost of sales                                  537,401           980,776
General and administrative expense             195,228           316,717
Depreciation and amortization expense           21,009            76,878
Facility start-up costs                         86,317                --
                                         -------------     -------------
Operating loss                                (106,121)         (162,284)
Interest expense                                (4,159)          (52,433)
Other income (expense), net                        123           (12,327)
                                         -------------     -------------

Net Loss                                 $    (110,157)    $    (227,044)
                                         =============     =============

Loss Per Share
 Basic and Diluted                       $       (0.01)    $       (0.03)
                                         =============     =============

Weighted Average Number of
 Common Shares Outstanding
 Basic and Diluted                          11,024,325         7,672,846
                                         =============     =============


See notes to consolidated financial statements.

INDUSTRIALEX MANUFACTURING CORP.

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
--------------------------------------------------------------------------------



                                          COMMON STOCK               ADDITIONAL
                                   ---------------------------         PAID-IN        ACCUMULATED        DEFERRED
                                      SHARES           AMOUNT          CAPITAL          DEFICIT        COMPENSATION       TOTAL
                                   ------------     ------------     ------------     ------------     ------------    ------------
BALANCE,
  JANUARY 1, 2001                     4,450,000     $     44,500     $  2,457,374     $   (581,698)    $    (41,600)   $  1,878,576

  Cancellation of common stock         (500,000)          (5,000)           5,000                                                --

  Issuance of common stock            2,457,882           24,579          842,648                                           867,227

  Exercise of common stock
   warrants                           2,357,000           23,570          (23,570)                                               --

  Exercise of special warrants          790,000            7,900           (7,900)                                               --

  Issuance of common stock
   for debt                             566,666            5,666          419,334                                           425,000

  Amortization of deferred
    employee stock compensation                                           (35,360)                           41,600           6,240

  Net loss                                   --               --               --       (1,254,284)              --      (1,254,284)
                                   ------------     ------------     ------------     ------------     ------------    ------------

BALANCE,
  DECEMBER 31, 2001                  10,121,548          101,215        3,657,526       (1,835,982)              --       1,922,759

  Issuance of common stock            2,000,000           20,000          373,006                                           393,006

  Net loss                                   --               --               --         (110,157)              --        (110,157)
                                   ------------     ------------     ------------     ------------     ------------    ------------

BALANCE,
  MARCH 31, 2002                     12,121,548     $    121,215     $  4,030,532     $ (1,946,139)    $         --    $  2,205,608
                                   ============     ============     ============     ============     ============    ============




See notes to consolidated financial statements.

INDUSTRIALEX MANUFACTURING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------


                                                              THREE MONTHS ENDED MARCH 31,
                                                              -----------------------------
                                                                  2002             2001
                                                              ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                   $   (110,157)    $   (227,044)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                                  21,009           76,878
     Non-cash compensation                                              --           13,950
     Gain on sale of asset                                            (279)              --
     Changes in operating assets and liabilities:
       Accounts receivable                                        (127,366)          41,960
       Prepaids and other current assets                            (3,883)              --
       Other assets                                                (22,313)              --
       Accounts payable                                             (6,232)        (178,606)
       Accrued liabilities                                          35,440          (74,669)
                                                              ------------     ------------
          Net cash used in operating activities                   (213,781)        (347,531)
                                                              ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                           (103,203)              --
   Proceeds from sale of asset                                       6,200               --
                                                              ------------     ------------
          Net cash used in investing activities                    (97,003)              --
                                                              ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock and common stock warrants              343,006        1,289,168
   Borrowings under (payments on) bank line of credit, net         (19,475)        (134,865)
   Payments on capital lease obligations                            (2,450)          (3,539)
   Payments on notes payable                                        (8,276)              --
                                                              ------------     ------------
          Net cash provided by financing activities                312,805        1,150,764
                                                              ------------     ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     2,021          803,233

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       4,352          129,519
                                                              ------------     ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $      6,373     $    932,752
                                                              ============     ============


SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                                     $      4,159     $     52,433
                                                              ============     ============

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


Note 2. Basis of Presentation

         The accompanying unaudited financial statements have been prepared by the Company in accordance with the instructions to Form 10-QSB and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. The statements should be read in conjunction with the Notes to Consolidated Financial Statements for the year ended December 31, 2001 in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2002, and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature.

The financial statements include the accounts of Industrialex Manufacturing Corp. and its wholly owned subsidiaries, Broomfield Industrial Painting, Inc. (Broomfield), Decorative and Coating Systems, Inc. (Decorative) and Screen Tech Graphics, Inc. (Screen Tech.) All significant intercompany transactions have been eliminated.

The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results that ultimately may be achieved for the entire year and cannot be used to indicate financial performance for the entire year.

Certain prior year amounts have been reclassified to conform with current year presentation.

Note 3. Private Placement

         In February of 2002, Industrialex undertook a private placement of 1,750,000 common shares at $0.20 per share. The Company sold the common shares in this placement directly to investors.

Note 4. Consolidation Charges

         Late in 2001, we began planning and implementing a comprehensive initiative to consolidate our plant capacity. In December of 2001, we entered into a lease for a new facility located in Arvada, Colorado, which will become our corporate headquarters as well as our new plant facility. The Company recorded consolidation charges in the fourth quarter of 2001 of $365,000 to continuing operations for this initiative, primarily for facility exit costs consisting of rent, utilities, facility repair and clean-up, taxes and insurance. The activity in the consolidation liability during the quarter ended March 31, 2002 was as follows:

2001 consolidation charge                                       $    365,000
Payments                                                                  --
Non-cash usage                                                            --
                                                                ------------
Balance at March 31, 2002                                       $    365,000
                                                                ============

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

You should understand that various factors, in addition to those discussed elsewhere in this document and the risk factors set forth in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, and other factors as may be identified from time to time in the Company's filings with the Securities and Exchange Commission or in the Company's press releases, could affect the future results of the Company and could cause results to differ materially from those expressed in such forward-looking statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read together with Industrialex's financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-QSB.

RESULTS OF OPERATIONS

         The following table sets forth various items as a percentage of revenues for the three months ended March 31, 2002 and 2001.


                                                           Three Months Ended
                                                                 March 31,
                                                      ------------------------------
                                                          2002               2001
                                                      ------------      ------------
Revenues                                                     100.0%            100.0%
Cost of sales                                                 73.2%             80.9%
General and administrative expenses                           26.6%             26.1%
Depreciation and amortization expense                          2.9%              6.4%
Facility start-up costs                                       11.8%              0.0%
Operating loss                                               (14.5)%           (13.4)%
Interest expense                                              (0.6)%            (4.3)%
Other income (expense), net                                    0.0%             (1.0)%
Net loss                                                     (15.1)%           (18.7)%

COMPARISON OF THE COMPANY'S RESULTS FOR THE QUARTER ENDED MARCH 31, 2002 AND
2001

         Revenues decreased $478,000, or 39.4%, to $734,000 for the quarter ended March 31, 2002 from $1,212,000 for the quarter ended March 31, 2001. This decrease was due primarily to the overall downturn in the economy which resulted in a decline in the volume of orders from our customers due to weakened demand for their products.

         Cost of sales decreased $444,000, or 45.3%, to $537,000 for the quarter ended March 31, 2002 from $981,000 for the same period in 2001. As a percentage of revenues, cost of sales decreased 7.7%, as a percentage of sales, to 73.2% in 2002, from 80.9% in 2001. This decrease is due primarily to a reduction in direct labor and material costs resulting from a) the consolidation of two of our facilities into one of the existing locations and, b) the allocation of certain work from our older facility to our facility which is newer and more efficient.

         General and administrative expenses decreased $121,000, or 38.2%, to $195,000 for the quarter ended March 31, 2002 from $317,000 for the same period in 2001. This decrease is due primarily to the elimination of certain managerial and administrative positions during 2001, along with certain other expense reductions related to the facility consolidation described above, as well as certain other expense reductions related to the general operation of the Company.

         Depreciation and amortization expense decreased $56,000, or 72.7%, to $21,000 for the quarter ended March 31, 2002 from $77,000 for the same period in 2001. This decrease is due primarily to the implementation of Statement of Financial Accounting Standards No. 142 ("FAS 142"), Goodwill and Other Intangible Assets, described below, which, among other things, eliminates the amortization of goodwill. Additionally, depreciation expense decreased as the result of certain fixed assets becoming fully depreciated during 2001.

         Facility start-up costs, totaling approximately $86,000 for the quarter ended March 31, 2002, are the result of management's implementation of a comprehensive initiative to consolidate our plant capacity. In December of 2001, we entered into a lease for a new facility located in Arvada, Colorado, which will become our corporate headquarters as well as our new plant facility. These costs are associated with the start-up of the Arvada facility and are comprised primarily of rent, utilities and insurance.

         Interest expense decreased $48,000, or 92.3%, to $4,000 for the quarter ended March 31, 2002 from $52,000 for the same period in 2001. This decrease is due to the debt restructuring on notes payable issued in connection with the acquisitions of Decorative and Screen Tech as well as a decrease interest expense on the line of credit due to reductions in the average outstanding balance of $161,000, to $152,000 during the quarter ended March 31, 2002 from $313,000 for the same period in 2001.

Liquidity and capital resources

         During the three months ended March 31, 2002, the Company incurred a net loss of approximately $110,000. The Company has a line of credit with a bank with a balance of approximately $143,000 at March 31, 2002 that matured on April 10, 2002. The Company is working with the bank and management believes the line of credit will be extended. The line of credit is also personally guaranteed by an officer and majority shareholder of the Company. In its operating plan, management hopes to generate positive cash flows from operations during 2002 due to the consolidation of its operations into a facility which management believes will be more efficient than its current, smaller facilities. Management anticipates that capacity will be increased by approximately 100% as a result of an increase in plant facility from an aggregate of approximately 35,000 square feet in its current facilities to approximately 50,000 square feet after the consolidation to , without a corresponding increase in labor, materials or other operating costs, due to the economies of scale management expects to achieve with the consolidation of its operations into a single facility, as well as the use of automated equipment. The most significant components of the Company's cost structure are payroll, benefits and other related costs that vary largely with headcount.

At March 31, 2002, the Company had cash of $6,000, a working capital deficit of $547,000, borrowings of $143,000 under a line of credit, notes payable of $215,000 related to the acquisitions of Decorative and Screen Tech, a capital lease obligation of $26,000 and available capacity under the line of credit of $57,000. The Company's capitalization, defined as the sum of long-term debt and stockholders' equity at March 31, 2002, was approximately $2,355,000.

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

During the three months ended March 31, 2002, net cash used in operating activities was $214,000. Net cash used in investing activities was $97,000. Net cash provided by financing activities was $313,000, consisting of $343,000 from the issuance of common stock, offset by net payments of $20,000, $8,000 and $2,000 on the Company's line of credit, notes payable and capital lease obligation, respectively.

In February of 2002, Industrialex undertook a private placement of 1,750,000 shares of its common stock at $0.20 per share.

The net proceeds to us from this private placement of common stock totaled approximately $343,000, net of offering costs.

In April of 2002, the Company's two largest note holders agreed to extend the terms of their notes. Interest only will be paid through August of 2002, at which time the status of principal payments will be reviewed.

In December of 2001, Industrialex entered into a lease with an officer and majority shareholder of the Company for a 50,000 square foot plant and office located in Arvada, Colorado. We are in the process of equipping the facility and plan to consolidate our operations in the facility, beginning in June of 2002. This action is contemplated as part of Industrialex's consolidation of the conformal coating companies in Colorado. We anticipate that the cost of this consolidation will be approximately $775,000. The Company is funding this consolidation primarily with borrowings, including borrowings under the line of credit, as well as the issuance of additional equity. To the extent the Company funds a significant portion of the consideration for the consolidation with cash, it may have to increase the amount available for borrowing under the line of credit or obtain other sources of financing through public or private sale of debt or equity securities.

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

New Accounting Pronouncements

         In June of 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("FAS 141"), Business Combinations and Statement of Financial Accounting Standards No. 142 ("FAS 142"), Goodwill and Other Intangible Assets.

FAS 141 requires that all business combinations be accounted for using the purchase method. Under this method, the purchase price of an acquired business is allocated to the individual tangible and intangible assets acquired and liabilities assumed based upon the estimated fair values at the date of acquisition. If the purchase price exceeds the amounts assigned to the assets acquired and liabilities assumed, the excess is recognized as goodwill. After initial recognition, goodwill and intangible assets acquired in the business combination must be accounted for under FAS 142. The Company adopted FAS 141 on December 31, 2001, with no material effect on the Company's consolidated financial position or results of operations.

FAS 142 addresses financial accounting and reporting for (i) intangible assets acquired individually or with a group of other assets at acquisition and (ii) goodwill and other intangible assets subsequent to their acquisition. Under the provisions of FAS 142, if an intangible asset is determined to have an indefinite useful life, it shall not be amortized until its useful life is determined to no longer be indefinite. An intangible asset that is not subject to amortization shall be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill will also no longer be amortized. Rather, it will be tested for impairment upon adoption of this standard and thereafter on an annual basis and between annual tests in certain circumstances. The Company adopted FAS 142 effective January 1, 2002. Expenses for the three months ended March 31, 2001 included amortization of $46,000. If FAS 142 had been in effect during 2001, and amortization had not been recorded, net loss for the first quarter of 2001 would have been $46,000 less than the reported loss of $227,000 and loss per share would have been $0.02 compared to the reported loss per share of $0.03.

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

In June of 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("FAS 143"), Accounting for Asset Retirement Obligations. FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The statement requires that the fair value of a liability for an asset's retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying value of the long-lived asset. FAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of this standard will have a significant effect on the Company's results of operations or its financial position.

In October of 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("FAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statements retains the requirements to (a) recognize an impairment only if the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. It does, however, remove goodwill from its scope, eliminating the requirement to allocate goodwill to long-lived assets to be tested for impairment. The statement also requires that a long-lived assets to be abandoned, exchanged for a similar productive assets or distributed to owners in a spin-off be considered held and used until it is disposed of. Discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. FAS 144 broadens the presentation of discontinued operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial purposes, from the rest of the entity. The Company adopted FAS 144 on January 1, 2002, with no material impact on the Company's consolidated financial position or results of operations.


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

ITEM 2. CHANGES IN SECURITIES.

         In January of 2002, Industrialex issued 250,000 shares of common stock to an officer and majority shareholder of the Company in return for the officer's personal guarantee on the Company's line of credit described above.

In February of 2002, Industrialex undertook a private placement of 1,750,000 common shares at $0.20 per share. The Company sold the common shares in this placement directly to eight investors. The offer and sale were undertaken pursuant to exemptions provided by Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5. OTHER INFORMATION.

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)      Exhibits.

              Exhibit 10.16 - Consulting Services Agreement Between Wani Capital Corp. and Industrialex Manufacturing Corp.

         (b)      Reports on Form 8-K

                  The Company filed a Report on Form 8-K dated April 24, 2002 regarding a change in the Company's certifying accountant on April 16, 2002. This report was subsequently amended by Form 8-K/A filed on April 29, 2002.




                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 30, 2002

INDUSTRIALEX MANUFACTURING CORP.
A Colorado corporation


By       /s/ Stephen J. King
   ------------------------------------------------
   Stephen J. King
   Chief Financial Officer (Principal Financial and
   Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------

    10.16         Consulting Services Agreement Between Wani Capital Corp. and
                  Industrialex Manufacturing Corp.